Form 10-Q
period 1996-03-30
MOSLER INC
filed 1996-05-16
CIK 792851

				 FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, DC  20549


( X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
	  (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 30, 1996

				      OR

(    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
	  (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

	  Commission file number

			       MOSLER INC.
	  (Exact name of registrant as specified in its charter)


Delaware                              31-1172814
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

8509 Berk Boulevard
Hamilton, Ohio  45012
(Address of principal executive offices)(Zip Code)


			     (513) 870-1900
	    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes     X     No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

					    Outstanding shares as of
Class                                           March 30, 1996
Common Stock, $0.10 Par Value                   2,185,130.3777


				    <1>

				 MOSLER INC.
				   INDEX

								      Page No.
Part I. Financial Information


Item 1. Financial Statements (Unaudited)
	Consolidated condensed balance sheets - June 24, 1995
	and March 30, 1996                                                 3-4


	Consolidated condensed statements of operations - Three
	months ended March 25, 1995 and March 30, 1996                       5


	Consolidated condensed statements of operations - Nine
	months ended March 25, 1995 and March 30, 1996                       6


	Consolidated condensed statement of common stockholders'
	deficiency - Nine months ended March 30, 1996                        7


	Consolidated condensed statement of cash flows - Nine months
	ended March 25, 1995 and March 30, 1996                              8


	Notes to consolidated condensed financial statements              9-11



Item 2. Management's Discussion and Analysis of Financial
	Conddition and Results of  Operations                            12-19



PART II.  Other Information


Item 1.Legal Proceedings                                                    20


Signatures                                                                  21



				    <2>

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

				MOSLER INC.
		   CONSOLIDATED CONDENSED BALANCE SHEET
			      (in thousands)




Assets                                            June 24,        March 30
						    1995            1996
				       (Derived from Audited     (Unaudited)
				       Financial Statements


Current assets:
	Cash and cash equivalents             $    4,359        $    - 0 -
	Accounts receivable, net                  46,002            49,514
	Inventories                               17,165            16,309
	Other current assets                         530               677
Total current assets                              68,056            66,500


Facilities:
	Land and land improvements                 1,223             1,076
	Buildings                                  8,168             8,168
	Machinery and equipment                   42,103            42,620
	Improvement in progress                      454             2,844
	Gross facilities                          51,948            54,708

	Less accumulated depreciation             41,495            42,756
Net facilities                                    10,453            11,952


Other assets:
	Service agreements                        22,562            19,177
	Deferred debt issuance costs               4,559             3,993
	Goodwill                                   7,537             6,434
	Intangible pension asset                     876               876
	Sundry                                       488               834
					      $  114,531        $  109,766

				    <3>

					    June 24, 1995       March  30, 1996
				       (Derived from Audited      (Unaudited)
				       Financial Statements

Liabilities, redeemable stock and
common stockholders' deficiency

Current liabilities:
	Accounts payable                      $    9,390        $    8,735
	Accrued liabilities:
	Compensation & payroll taxes               5,020             3,529
	Product warranty                           1,689             1,224
	Acc. employee benefit plan contrib.           63               293
	Accrued workers' compensation              5,500             5,493
	Accrued interest                           8,307            10,102
	Unearned revenue                          13,786            16,331
	Income taxes payable                         358               302
	Long-term debt due within one year           750             1,000
Total current liabilities                         50,688            49,691


Long-term debt due after one year                129,802           134,664
Post retirement health benefits                   11,975            10,614
Pension liability                                  2,385             3,152


Commitments and contingencies
Redeemable stock:
	Series D incr. rate preferred stock       34,399            38,814
	Series C incr. rate preferred stock       31,900            30,700
	Common Stock                               2,004             2,004
						  68,303            71,518

Common stockholders' deficiency:
	Common stock                                 254               254
	Accumulated deficit                     (141,397)         (151,877)
	Excess of additional pension liability
	  over unrecognized prior service cost    (1,509)           (1,508)
	Redemption value of common stock
	    held by ESOP                          (2,004)           (2,004)
	Foreign currency translation adj.           (927)           (1,205)
	Common stock held in treasury             (3,039)           (3,533)
Total common stockholders' deficiency           (148,622)         (159,873)

					      $  114,531        $  109,766

See accompanying notes
				    <4>

				  MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
				  (Unaudited)
		    (in thousands except per share amounts)
						    Three months ended

						 March 25,       March 30,
						  1995            1996
Net sales:
	Service                               $   26,103        $  27,047
	Product                                   24,834           28,215
						  50,937           55,262
Cost of sales:
	Service                                   19,863           19,897
	Product                                   20,117           21,855
	Plant closing cost                             0            1,937
	Gain on pension and benefit plan
	curtailment                                                (1,616)
						  39,980           42,073

Gross profit                                      10,957           13,189


Selling and administrative expense                 8,686            9,079
Other expense (income)                               (55)            (212)
						   8,631            8,867

Operating income                                   2,326            4,322


Debt expense:
	Interest expense                           4,042            4,418
	Amortization of debt expense                 183              159
	Interest income                              (36)             (31)
						   4,189            4,546

Loss before income taxes                          (1,863)            (224)

Provision for income taxes                            18                5
Net Loss                                          (1,881)            (229)


Preferred dividends                               (1,915)          (1,944)
Amortization of preferred stock discount            (195)            (308)
Net loss applicable to common stockholders    $   (3,991)       $  (2,481)


Net loss per common share                         ($1.72)          ($1.13)

				    <5>

				MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
				(Unaudited)
		  (in thousands except per share amounts)

						   Nine months ended
						 March 25,       March 30,
						   1995            1996
Net sales:
	Service                               $   80,022        $  81,063
	Product                                   81,975           82,336
						 161,997          163,399

Cost of sales:
	Service                                   58,806           59,874
	Product                                   66,011           65,717
	Plant closing cost                             0            2,608
	Gain on pension and benefit plan
	curtailment                                                (1,616)
						 124,817          126,583

Gross profit                                      37,180           36,816


Selling and administrative expense                27,865           26,966
Other expense (income)                               128              (74)
						  27,993           26,892

Operating income                                   9,187            9,924


Debt expense:
	Interest expense                          12,191           13,086
	Amortization of debt expense                 549              735
	Interest income                             (100)            (112)
						  12,640           13,709

Loss before income taxes                          (3,453)          (3,785)

Provision for income taxes                            55               15
Net Loss                                          (3,508)          (3,800)


Preferred dividends                               (5,638)          (5,948)
Amortization of preferred stock discount            (547)            (734)
Net loss applicable to common stockholders    $   (9,693)       $ (10,482)


Net loss per common share                         ($4.16)          ($4.77)

				    <6>

			       MOSLER INC.
      CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
		     NINE MONTHS ENDED MARCH 30, 1996
	       (in thousands of dollars except share data)


					Redemption
	      Common                      Value of   Foreign
	       Stock                  Common Stock  Currency
	    $.10 Par    Accum.      Pens      held    Trans.  Treasury
	       Value   Deficit      Liab   by ESOP      Adj.    Stock     Total
Balance at
June 24,        $254 ($141,397) ($1,509)  ($2,004)    ($927) ($3,039) ($148,622)
1995
Net Loss                (3,800)                                          (3,800)
Amortization of
Series D preferred
stock discount            (734)                                            (734)

Dividends on
Series D
preferred stock         (1,921)                                          (1,921)

Dividends on
Series C
preferred stock         (4,027)                                          (4,027)

Foreign currency
translation adj.                                       (278)               (278)

Repurchase of
55,683.4 shares
of Common stock                                                 (493)      (493)

Other                        2        1                           (1)         2

Balance at
March 30,
1996            $254 ($151,877) ($1,508)  ($2,004)  ($1,205) ($3,533) ($159,873)


				    <7>

				MOSLER INC.
	      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
			       (Unaudited)
			      (in thousands)

						  Nine months ended


						March 25,          March 30,
						1995                1996

Net loss                                      $   (3,508)       $  (5,416)
Adjustments to reconcile net loss to net cash
used by operating activities:
	Depreciation                               1,789            1,702
	Amortization                               5,114            5,222
	Gain on pension & benefit plan curtailment     0           (1,616)
	Gain on disposal of facilities               (61)             (18)
	Interest paid in shares of
	preferred stock                            1,536            1,784
	Provision for doubtful accounts              822              637
Decrease (increase) in:
	Accounts receivable                       (5,073)          (4,256)
	Inventories                                  590              724
	Other current assets                        (435)            (155)
Increase (decrease) in:
	Accounts payable                          (1,198)            (590)
	Accrued liabilities                          116           (3,002)
	Accrued dividends                         (3,034)          (3,464)
	Unearned revenue                           2,698            2,542
	Income Taxes payable                        (310)             (56)
	Net cash used by operating activities       (954)          (4,346)

Cash flows from investing activities:
	Proceeds from sale of property
	 and equipment                                66              158
	Capital expenditures                        (719)          (3,072)
	Decrease (increase) in other assets          179             (348)
	    Net cash used by investing activities   (474)          (3,262)

Cash flows from financing activities
	Purchase of common stock                    (860)            (431)
	Purchase of preferred stock                 (653)          (1,313)
	Proceeds on debt                           2,404            5,112
	   Net cash provided by
	   financing activities                      891            3,368

Effect of exchange rate changes on cash              (98)            (119)
Net decrease in cash and cash equivalents           (635)          (4,359)

Cash and cash equivalents at beginning of period   2,851             4,359
Cash and cash equivalents at end of period         2,216                 0


				    <8>

	    NOTES  TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
				 Unaudited
			      March 30, 1996

(Third Quarter of Fiscal 1996)

1. The consolidated condensed financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's latest audited Annual Financial Statements.


2. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 30, 1996, and June 24, 1995, the results of operations for the three months and nine months ended March 30, 1996, and March 25, 1995, and the cash flows for the nine months ended
	March 30, 1996, and March 25, 1995.


3. The results of operations for the nine months ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.


4. On September 1, 1995, the Company entered into a new $29.5 million credit facility with a group of banks represented by Star Bank, N.A. of Cincinnati, Ohio. The proceeds of the facility were used to refinance the Company's existing bank indebtedness and for general corporate purposes. Included in the $29.5 million credit facility is a $4.0 million term loan payable quarterly for four years. As of March 30, 1996, after considering outstanding letters of credit, guarantees and other obligations which limit the availability of the credit facility, available borrowing capacity under this facility was $5.1 million. Borrowings under the credit facility will bear interest at the prime lending rate plus 0.5% or LIBOR plus 3.0%. The Company's ongoing cash requirements in addition to normal operations consist primarily of interest payments on the notes, capital expenditures and ESOP related payments.

				    <9>

5.      Inventories

	The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

	The components of inventories are as follows:

						June 24,        Mar. 30,
						   1995            1996
						      (in thousands)
	  Finished products and service         $ 9,592         $ 9,746
	  Products in Process                     3,068           3,554
	  Raw materials                           4,505           3,009
						$17,165         $16,309


6.      Net Loss per share

	Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares for the nine month period of fiscal 1996 is 2,196,195 as compared to 2,328,326 shares for the same period of fiscal 1995.


7.      Contingencies

	The Internal Revenue Service (IRS) has conducted examinations of the Company's federal income tax returns for the fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company has agreed to certain issues and has recorded a provision for additional income tax and interest in the accompanying consolidated condensed financial statements. Three issues remain unresolved, and the IRS has issued deficiency notices on these issues. The issues relate to 1) the allocation of the Company's purchase price of assets from American Standard Inc., 2) the value of the Company's Series C preferred stock contributed to its ESOP and 3) the deduction of certain costs incurred in connection with a 1990 transaction. This matter should not affect liquidity in fiscal year 1996.

	The Company allocated approximately $70 million of the purchase price of assets from American Standard to intangible assets which are being amortized over a period of generally 14 years. The IRS proposes to reduce
				    <10>
	this allocation to approximately $45 million and increase the amortization period to generally 45 years.

	From 1990 through 1993, the Company contributed to its ESOP, and claimed a tax deduction for, shares of Series C preferred stock having a value aggregating approximately $9.6 million. The IRS proposes to reduce this value to approximately $7.1 million.

	The Company capitalized costs amounting to approximately $7.1 million in connection with a 1990 recapitalization transaction involving debt and common stock, and is amortizing such costs over the life of the related debt. The IRS has taken the position that all costs incurred in connection with a redemption of stock are non-deductible and proposes to disallow the full amount.

	If the IRS's proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $5.3 million plus interest through 1993. The Company would have a future tax liability of approximately $2.9 million for the same issues carrying forward into, as yet, unaudited years.

	Management believes that it has meritorious defenses to the adjustments proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of the matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. On December 9, 1994, and October 6, 1995, the Company filed protests to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting letters were issued on April 10, 1996, and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues. The Company is currently responding to these questions.

	The Company is involved in an audit by the Department of Labor ("DOL") of its Employee Stock Ownership Plan. On June 23, 1995, the Department of Labor issued an audit letter claiming the Company's Employee Stock Ownership Plan engaged in a prohibited transaction. Essentially, the DOL alleges that Series C Preferred Stock contributed to the Plan was not a proper investment since it was neither stock nor a qualified equity as required by ERISA. The Company has responded to the claim and intends to pursue the matter vigorously as it believes the Series C Preferred Stock is stock and, therefore, constitutes a proper investment for the Plan.

				    <11>

				     MOSLER INC.


Item 2.                  Management's Discussion and Analysis of
		      Financial Condition and Results of Operations



Results of Operations

Three months Ended March 30, 1996 Compared to the Three Months Ended March 25, 1995


Sales

	The Company's sales increased during the three months ended
	March 30, 1995 by 8.5% to $55.3 million from $50.9 million. Service sales increased by 3.6% to $27.0 million from $26.1 million due to a increase in time and material sales partially offset by a decline in service contract sales.

	Product net sales increased during the three months ended March 30, 1996 by 13.6% to $28.2 million from $24.8 million. Electronic Security sales increased 14% with increases across all major product lines. Physical Security product sales increased 10% primarily due to an increase in government product sales of $0.8 million.


Gross Profit

	Gross profit increased during the three months ended March 30, 1996 by 20.4% to $13.2 million from $11.0 million. Gross profit as a percentage of sales increased to 23.9% for the three months ended March 30, 1995 from 21.5% for the three months ended March 25, 1995. These decreases in gross profit and gross profit as a percentage of sales were primarily attributable to the increase in sales volume. Cost associated with the closing of the Hamilton Ohio plant in the amount of $1.9 million were partially offset by a net gain of $1.6 millon on the curtailment of post retirement health benefits and pension liabilities.

				      <12>

	Selling and Administrative Expenses

	Selling and administrative expenses increased in the three months ended March 30, 1996 by 4.5% to $9.1 million from $8.7 million for the three months ended March 25, 1995. Increased selling and advertising expenses were partially offset by a decline in administrative expense.


Operating Income

	The Company's operating income for the three months ended March 30, 1996 of $4.3 million is $2.0 million more than the three months ended
	March 25, 1995.


Debt Expense

	Debt expense increased for the three months ended March 30, 1996 by 8.5% to $4.5 million from $4.2 million for the three months ended March 25, 1995. The increase was due to an increase in interest on the unpaid dividends for preferred stock and a 4% increase in average borrowings. Average interest expense for the third quarter of fiscal 1996 is 9.6% as compared to 9.9% for the same period of fiscal 1995.


Net loss

	Net loss decreased $1.7 million for the three months ended
	March 30, 1996 to $0.2 million as compared to $1.9 million for the same period of fiscal 1995 as discussed above.


Nine Months Ended March 30, 1996 Compared with the Nine Months Ended March 25, 1995


Sales

	The Company's sales increased during the nine months ended
	March 30, 1996 by 0.9% to $163.4 million from $162.0 million. Service sales increased by 1.3% to $81.1 million from $80.0 million due to an increase in time and material sales.

				    <13>

	Product net sales increased during the nine months ended March 30, 1996 by 0.4% to $82.3 million from $82.0 million. Physical Security bank product sales increased $2.7 million and CCTV sales were $1.1 million more than the same period of last year. These favorable variances were offset by a decline in commercial product sales and Mexico sales.

Backlog

	Product orders backlog decreased during the nine months ended
	March 30, 1996 by 6.2% to $25.0 million from $26.6 million primarily due to Electronic Security orders backlog which decreased $1.8 million. Government security container orders backlog decreased by $0.6 million due to improved factory production and shipments. These unfavorable variances were partially offset by increased financial institution orders backlog.


Gross Profit

	Gross profit decreased during the nine months ended March 30, 1996 by 1.0% to $36.8 million from $37.2 million. Gross profit without the cost of the plant closing increased 1.7% or $0.6 million. Gross profit as a percentage of sales decreased to 22.5% for the nine months ended March 30, 1996 from 23.0% for the nine months ended March 25, 1995. Gross profit as a percentage of sales without the cost of the plant closing increased slightly to 23.1% from 23.0% for the same period of last year. These decreases in gross profit and gross profit as a percentage of sales were attributable to the one time costs for closing the Hamilton Ohio plant.


Selling and Administrative Expenses

	Selling and administrative expenses decreased in the nine months ended March 30, 1996 by 3.2% to $27.0 million from $27.9 million for the nine months ended March 25, 1995. The decrease was attributable to cost reduction programs and a decrease in executive severance expenses.

Operating Income

	The Company's operating income for the nine months ended March 30, 1996 of $9.9 million is $0.7 million more than the nine months ended
	March 25, 1995. Operating income without the cost of the plant closing would be $10.9 million or 18.8% improvement over the same period of fiscal 1995.

				    <14>

Debt Expense

	Debt expense increased for the nine months ended March 30, 1996 by 8.5% to $13.7 million from $12.6 million for the nine months ended
	March 25, 1995. The increase was due to an increase in interest on the unpaid dividends for preferred stock and an increase in prime lending rates. Interest expense on unpaid preferred stock dividends increased 29.4% to $2.0 million from $1.5 million for the nine months of fiscal 1995. Average interest expense for the nine months of fiscal 1996 is 10.0% as compared to 9.0% for the same period of fiscal 1995.


Net loss

	Net loss increased $0.3 million for the nine months ended
	March 30, 1996 to $3.8 million as compared to the same period of fiscal 1995 as discussed above. Net loss without the cost of the plant closing decreased 20% or $0.7 million.


Inflation

	The Company believes that its business is affected by inflation to approximately the same extent as the national economy. Generally, the Company has been able to offset the inflationary impact of wages and other costs through a combination of improved productivity, cost reduction programs and price increases. The Company has had difficulty in effecting significant price increases because of the discounting practices of its competitors


Plant Closings

	On January 26, 1996 the Company announced its decision to restructure its manufacturing operations resulting in the closing of its Hamilton Ohio manufacturing facility. The plant was closed on April 2, 1996. The Company's headquarters will remain on Berk Boulevard in Hamilton Ohio. The plant closing is part of the Company's ongoing efforts intended to improve its competitive position in the industry. The marketplace has changed in recent years and after reviewing all aspect of the operations, including the 350,000 square foot Hamilton plant which opened in 1891 the decision was made to close the plant. The size, age and condition of the Hamilton plant made it virtually impossible to continue to manufacture in a cost effective manner. As part of the restructuring plan, the product lines that have been manufactured at the Hamilton plant will be transferred to other Company facilities or built to the

				       <15>

	Company's specifications by other manufacturing companies. The plant closing affected approximately 140 of the Company's 1,900 employees.
	The Company estimates that the one-time plant closing costs, severance and other related expenses will amount to approximately
	$3.0 million of which $2.6 million was paid in the first nine months of fiscal 1996. The balance is expected to be paid in the fourth quarter of fiscal 1996. The plant closing resulted in a curtailment of the post retirement health benefit and pension liabilities resulting in a net gain of $1.6 million. Net loss per common share for the third quarter of fiscal 1996 would have been $0.92 per share instead of $1.13 per share and for the nine month period the loss per share would have been $4.32 per share instead of $4.77 without the cost of the plant closing. The Company also estimates that the yearly savings would be approximately $4.0 million. During the first week of April 1996 the Company received an advance payment of $1.0 million for the auction of the remaining equipment at the Hamilton Ohio plant to be held on May 22, 1996, and May 23, 1996.


Liquidity and Capital Resources

	On September 1, 1995 the Company entered into a new $29.5 million credit facility with a group of banks represented by Star Bank, N. A. of Cincinnati, Ohio. The proceeds of the facility were used to refinance the Company's existing bank indebtedness and for general corporate purposes. Included in the $29.5 million credit facility is a $4.0 million term loan payable quarterly for four years. As of March 30, 1996, after considering outstanding letters of credit, guarantees and other obligations which limit the availability of the credit facility, available borrowing capacity under this facility was $ 5.1 million. Borrowings under the credit facility will bear interest at the prime lending rate plus 0.5% or LIBOR plus 3.0%. The Company's ongoing cash requirements in addition to normal operations consist primarily of interest payments on the notes, capital expenditures and ESOP related payments.

	Cash used by operating activities was 4.3 million for the nine months ended March 30, 1996 as compared to $1.0 million for the same period of fiscal 1995 for an unfavorable variance of $3.4 million. This unfavorable variance is due to an increase in net loss of $1.9 million, the June 30, 1995 payroll of $2.4 million included in fiscal 1996, payment of executive severance and relocation accrued in fiscal 1995 and reduced warranty reserves.

	The Company's capital expenditures were $3.1 million for the nine months ended March 30, 1996 as compared to $0.7 million for the nine months ended March 25, 1995. The Company anticipates capital expenditures in the fourth quarter of $1.4 million for a total of $4.5 million for fiscal 1996. Included in fiscal 1996 capital expenditures are two major

				   <16>
	projects. One project is to install a field technicians central dispatch and information system andthe other project is to replace the Company's order entry and general ledger system.

	During the month of March 1996 the Company acquired a minority interest in Pacom Data Pty. Ltd. of Sydney, Australia. Pacom is a world leader in highly advanced security communications, networking and systems development. Operating since 1983, Pacom has over 14,000 installations in banks and commercial premises in the United States, Australia, Ireland and the United Kingdom.

	The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.


	The following table compares the Company's actual condition at March 30, 1996 with the required financial debt covenants which the Company is required to maintain under the September 1, 1995 credit agreement. Due to the cost of the Hamilton Ohio plant closing, the Company was in violation of several financial debt covenants. The Company has received on May 8, 1996 a waiver of these violations.

						   Actual    Required Covenants
		Covenants                          F/Y 96                F/Y 96
		$ (000,s)                         3rd Qtr               6/29/96
	Ratio of total liabilities to      Actual  9.51:1
	Tangible Net Worth               Covenant 10.00:1                4.25:1

	Turnover Ratio not to                          85                    85
	exceed 85 days

	Fixed Charge Coverage              Actual  1.11:1
	Covenant no less than                      1.15:1                1.15:1

	Interest Expense                   Actual  1.53:1
	Coverage Ratio                   Covenant  1.60:1                1.70:1

	Minimum EBITDA                    Actual  $22,552
	Covenant not less than                    $23,800               $25,000

	The Internal Revenue Service (IRS) has conducted examinations of the Company's income tax returns for fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company
				    <17>
	has agreed to certain issues and has recorded a provision for additional income tax and interest in the accompanying consolidated financial statements. Three issues remain unresolved, and the IRS has issued deficiency notices on these issues. The issues relate to 1) the allocation of the Company's purchase price of assets from American Standard, 2) the value of the Company's Series C preferred stock contributed to its ESOP and 3) the deduction of certain costs incurred in connection with the 1990 transaction. This matter should not affect liquidity in fiscal year 1996.

	The Company allocated approximately $70 million of the purchase price of assets from American Standard to intangible assets which are being amortized over a period of generally 14 years. The IRS proposes to reduce this allocation to approximately $45 million and increase the amortization period to generally 45 years.

	In 1990 and 1993, the Company contributed to its ESOP, and claimed a tax deduction for, shares of Series C preferred stock having a value aggregating approximately $9.6 million. The IRS proposes to reduce this value to approximately $7.1 million.

	The Company capitalized costs amounting to approximately $7.1 million in connection with a 1990 transaction involving debt and common stock, and is amortizing such costs over the life of the related debt. The IRS has taken the position that all costs incurred in connection with a redemption of stock are non-deductible and propose to disallow the full amount.

	If the IRS's proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $5.3 million plus interest through 1993. The Company would have a future tax liability of approximately $2.9 million for the same issues carrying forward into, as yet, unaudited years.

	Management believes that it has meritorious defenses to the adjustment proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. On December 9, 1994 and October 6, 1995, the
	Company filed a protest to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting letters were issued on April 10, 1996, and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues. The Company is currently responding to these questions.

				    <18>

	The Company is involved in an audit by the Department of Labor ("DOL") of its Employee Stock Ownership Plan. On June 23, 1995, the Department of Labor issued an audit letter claiming the Company's Employee Stock Ownership Plan engaged in a prohibited transaction. Essentially, the DOL Alleges that Series C Preferred Stock contributed to the Plan was not proper investment since it was neither stock nor a qualified equity as required by ERISA. The Company has responded to the claim and intends to pursue the matter vigorously as it believes the Series C Preferred Stock is stock and, therefore, constitutes a proper investment to the Plan.

	The devaluation of the Mexican peso in the month of December 1994 resulted in a charge to common stockholders' deficiency of $1.2 million. The Mexico subsidiary intercompany accounts payable to the Company was calculated as a translation adjustment by the equity method of reporting. Intercompany transactions and balances for which settlement is not planned were considered to be part of the net investments.

				    <19>

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


	On April 11, 1995, the Company was named as a party in an action filed in the Superior Court of Contra County, California by SMF Systems Corporation alleging that the plaintiff was damaged in the amount of $3.0 million because of the Company's failure to perform a supply contract timely. The Company answered denying the claims of the complaint and filed counterclaims in the amount of $0.3 million for non-payment for equipment supplied under the supply contract and for $0.6 million for a claim arising from another contract related to the supply of equipment to the Nashville Airport. The Company settled action on March 15, 1996, in the amount of $0.1 million in cash and $0.1 million in credit against future product purchases an amount which will not have a material impact on the future result of operations or financial position.

				    <20>

				    MOSLER INC.



				     Signature



	Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				     Mosler Inc.
				    (Registrant)








	Date:   5/10/96                          /s/  Paul F. Jeanmougin
						 Paul F. Jeanmougin
						 Chief Financial Officer
						 and Treasurer


				    <21>