Form 10-Q
period 1996-09-28
MOSLER INC
filed 1996-11-13
CIK 792851

			     UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			 WASHINGTON, DC  20549
			      FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


   For the quarterly period ended   September 28, 1996

				    OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                to

	      Commission file number  3367908

			  MOSLER INC.
	  (Exact name of registrant as specified in its charter)

       Delaware                                31-1172814
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

  8509 Berk Boulevard
     Hamilton, Ohio                            45015-2213
(Address of principal executive offices)       (Zip Code)

			(513) 870-1900
	 (Registrant's telephone number, including area code)

		       Not applicable
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X        No

		    Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.10 Par Value
2,146,267.8553  shares as of September 28, 1996


<1>


			      INDEX


Financial Information   (Part I)                                           Page

Item  1.  Financial Statements  (Unaudited)
	  Consolidated condensed balance sheets - June 29, 1996
	    and September 28, 1996                                         3-4

	  Consolidated condensed statements of operations - Three months
	    ended September 30, 1995  and  September 28, 1996                5

	  Consolidated condensed statement of common stockholders'
	    deficiency - Three months ended September 28, 1996               6

	  Consolidated condensed statements of cash flows - Three months
	    ended September 30, 1995  and  September 28, 1996                7

	  Notes to consolidated condensed financial statements            8-10

Item 2.   Management's Discussion and Analysis of Financial Condition
	    and Results of Operations                                    11-13

Item  4.  Submission of Matters to a Vote of Security Holders               14


Other information   (Part II)


Item  1.  Legal Proceedings                                                 15

	  Signatures                                                        16

<2>

		   PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

			 MOSLER INC.
	     CONSOLIDATED CONDENSED BALANCE SHEETS
			(in thousands)

					       Sep 28,         June 29,
						1996             1996
					     (Unaudited)     (Derived from Audited
							     Financial Statements)

Assets
Current assets:
  Cash and cash equivalents                $       374           $    - 0 -
  Accounts receivable, net                      49,100                52,490
  Inventories                                   12,835                13,528
  Other current assets                             754                   575
Total current assets                            63,063                66,593

Facilities:
  Land and land improvements                        925                1,146
  Buildings                                       4,124                7,853
  Machinery and equipment                        35,196               34,257
  Improvement in progress                         1,019                1,236
Gross facilities                                 41,264               44,492

Less accumulated depreciation                    30,678               33,091

Net facilities                                   10,586               11,401


Other assets:

Service agreements                               16,921               18,049
Deferred debt issuance costs                      3,708                3,853
Goodwill                                          5,680                6,057
Other intangible assets                             405                  291

Sundry                                            2,430                2,881
					       $102,793             $109,125

<3>


						Sep 28,              June 29,
						 1996                 1996
Liabilities, redeemable stock and common       (Unaudited)    (Derived from Audited
  stockholders' deficiency

Financial Statements)
Current liabilities:
Accounts payable                               $ 10,034             $  9,923
Accrued liabilities:
    Compensation & payroll taxes                  5,056                3,101
    Product warranty                              1,025                1,240
    Accrued workers' compensation                 4,555                5,011
    Accrued interest                              2,663                5,962
    Other                                         6,715                8,988
Unearned revenue                                 11,911               13,366
Income taxes payable                                310                  299
Long-term debt due within one year                1,000                1,000
Total current liabilities                        43,269               48,890

Long-term debt due after one year               135,689              132,948
Post retirement health benefits                  10,991               10,812
Pension liability                                 1,604                1,604

Commitments and contingencies
Redeemable stock
 Series D increasing rate preferred stock        41,972               40,302
 Series C adjustable rate preferred stock        35,423               35,424
 Common Stock                                     2,011                2,011
						 79,406               77,737

Common stockholders' deficiency:
  Common stock                                      254                  254
  Accumulated deficit                          (160,857)            (155,640)
  Excess of additional pension liability over
    unrecognized prior service cost                (546)                (546)
  Redemption value of common stock held by ESOP  (2,011)              (2,011)
  Foreign currency translation adjustments       (1,096)              (1,123)
  Common stock held in treasury                  (3,910)              (3,800)

Total common stockholders' deficiency          (168,166)            (162,866)
					      $ 102,793            $ 109,125


See accompanying notes to financial statements.

<4>


			     MOSLER INC.
	    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
			   (Unaudited)
		(In thousands except per share amounts)


						  Three months ended

					     Sept. 28,             Sept. 30,
					       1996                  1995


Net sales:
   Service                                   $   26,200           $   26,840
   Product                                       24,258               26,760
						 50,458               53,600

Cost of sales:
   Service                                       20,757               20,557
   Product                                       18,928               21,938
						 39,685               42,495

Gross profit                                     10,773               11,105

Selling and administrative expense                9,240                9,489
Other (income) expense                             (220)                  13
						  9,020                9,502
Operating income                                  1,753                1,603

Debt expense:
  Interest expense                                4,506                4,275
  Amortization of debt expense                      143                  183
  Interest income                                   (12)                 (42)
						  4,637                4,416

Loss before income taxes                         (2,884)              (2,813)

Provision for income taxes                           20                   24
Net loss                                         (2,904)              (2,837)

Preferred dividends                              (2,198)              (2,060)
Amortization of preferred stock discount           (115)                (221)
Net loss applicable to common stockholders      ($5,217)             ($5,118)

Net loss per common share                        ($2.43)              ($2.31)

See accompanying notes to financial statements.

<5>


					     MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
			       THREE MONTHS ENDED SEPTEMBER 28, 1996
			     (In thousands of dollars except share data)

							 Redemption
			       Common                                  Value of       Foreign
				Stock                                   Common        Currency
			       $.10 Par    Accumulated     Pension     Stock held    Translation     Treasury
				Value        Deficit      Liability     by ESOP      Adjustments      Stock         Total

Balance at June 29, 1996        $254       ($155,640)      ($546)       ($2,011)       ($1,123)       ($3,800)     ($162,866)

Net loss                                      (2,904)                                                                 (2,904)
Amortization of Series D
  preferred stock discount                      (115)                                                                   (115)
Dividends on Series D
  preferred stock                               (693)                                                                   (693)
Dividends on Series C
  preferred stock                             (1,505)                                                                 (1,505)
Foreign currency
  translation adjustment                                                                    27                            27
Repurchase of 11124
  shares of Common stock                                                                                 (110)          (110)

Balance at September 28, 1996   $254       ($160,857)      ($546)       ($2,011)       ($1,096)       ($3,910)     ($168,166)


See accompanying notes to financial statements.

<6>

				  MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
				  UNAUDITED
			       (In thousands)
							 Three months ended

						      Sept. 28,       Sept. 30,
						       1996             1995

Net loss                                             $  (2,904)      $  (2,837)

Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation                                             594             553
  Amortization                                           1,656           1,689
  Gain on disposal of facilities                             1               3
  Interest paid in shares of preferred stock               825             599
  Provision for doubtful accounts                          374             205
  Decrease (increase) in:
    Accounts receivable                                  3,023           (1,402)
    Inventories                                            696              142
    Other current assets                                  (179)            (547)
  Increase (decrease ) in:
    Accounts payable                                       108              264
    Accrued liabilities                                 (4,309)          (6,729)
    Unearned revenue                                    (1,455)            (665)
    Income taxes payable                                    11              (22)
  Net cash used by operating activities                 (1,559)          (8,747)

Cash flows from investing activities:
  Capital expenditures                                  (1,167)            (705)
  Decrease (increase) in other assets                      451              (62)
    Net cash provided by investing activities             (716)            (767)

Cash flows from financing activities
  Purchase of common stock                                (110)            (380)
  Purchase of preferred stock                               (1)              (6)
  Proceeds on debt                                       2,741            5,565
    Net cash provided by financing activities            2,630            5,179

Effect of exchange rate changes on cash                     19              (24)

Net increase (decrease) in cash and cash equivalents       374           (4,359)

Cash and cash equivalents at beginning of period             0            4,359


Cash and cash equivalents at end of period             $   374          $     0

See accompanying notes to financial statements.

<7>

			  FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Financial Statements

1.   Basis of Presentation

   In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of September 28, 1996, and the results of operations and cash flows for the three months ended September 28, 1996 and September 30, 1995. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 29, 1996 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 1996, included in the Registrant's Annual Report on Form 10-K.


2.   Accounting Method Changes

   The Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective June 30, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Consolidated Financial Statements.

   The Registrant adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective June 30, 1996. This statement encourages, but does not require, adoption of a fair-value-based accounting method for employee stock-based compensation arrangements. Management has elected to disclose in the fiscal 1997 annual Consolidated Financial Statements pro forma net income and net income per share as if the fair-value-based method had been applied in measuring compensation cost.
<8>

3.  Inventories

   The Company's inventories are stated at the lower of cost
   (determined using the first-in, first-out method) or market.

   The components of inventories are as follows:

					    Sep. 28,     June  29,
					      1996         1996
						 (in thousands)
      Finished products and service         $  9,372      $10,096
      Products in Process                      4,220        4,251
      Raw materials                            1,470        1,318
	Less Allowance                        (2,227)      (2,137)
		 Total                      $ 12,835      $13,528


4.   Net Loss per share

   Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares for the three month period of fiscal 1997 is 2,154,177 as compared to 2,212,610 shares for the same period of fiscal 1996.


5.   Contingencies

   The Internal Revenue Service (IRS) has conducted examinations of the Company's federal income tax returns for the fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The
   Company agreed to certain issues and has paid all tax with respect to those issues. Three issues remain unresolved, and the IRS has issued a proposed adjustment on these issues. The issues relate to 1) the allocation of the Company's purchase price of assets from American
   Standard, 2) the value of the Company's Series C preferred stock contributed to its ESOP and 3) the deduction of certain costs incurred in connection with a 1990 transaction.

   The Company allocated approximately $70 million of the purchase price of assets from American Standard to intangible assets which are being amortized over a period of generally 14 years. The IRS proposes to reduce this allocation to approximately $45 million and increase the amortization period to generally 45 years.

<9>

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

   If the IRS's proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $5.3 million plus interest, and would lose the benefit of substantial deductions in future years.

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

   Various lawsuits and claims arising during the normal course of business are pending against the company. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position, results of operations or cash flows.

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

6.   Reclassification

   Certain prior year's data has been reclassified to conform to current presentation.
<10>

			   MOSLER INC.


Item 2.    Management's Discussion and Analysis of
	   Financial Condition and Results of Operations



Results of Operations

Three months Ended September 28, 1996 Compared to the Three Months Ended September 30, 1995


Sales

	The Company's sales decreased during the three months ended September 28, 1996 by 5.9% to $50.5 million from $53.6 million. Service sales decreased by 2.4% to $26.2 million from $26.8 million due to a decline in service contract sales of $0.4 million and time and material sales of $0.2 million.

	Product net sales decreased during the three months ended September 28, 1996 by 9.4% to $24.3 million from $26.8 million. Electronic Security sales decreased 14% with decreases in COMSEC sales of $1.1 million and Currency Handling sales of $0.7 million. Physical
Security product sales decreased 9.8% primarily due to a decrease in financial institution product sales.


Gross Profit

	Gross profit decreased during the three months ended September 28, 1996 by 3.0% to $10.8 million from $11.1 million. Gross profit as a percentage of sales increased to 21.4% for the three months ended
September 28, 1996 from 20.7% for the three months ended September 30, 1995. The decrease in gross profit was primarily attributable to the loss in gross margin due to the decline in sales volume partially offset by cost reductions.

<11>

Selling and Administrative Expenses

	Selling and administrative expenses decreased in the three months ended September 28, 1996 by 2.6% to $9.2 million from $9.5 million for the three months ended September 30, 1995. Included in administrative expense for the three months ended September 30, 1995 was $0.2 million of plant closing expenses which did not occur in fiscal 1997.


Operating Income

	The Company's operating income for the three months ended September 28, 1996 of $1.8 million is $0.2 million more than the three months ended September 30, 1995.


Debt Expense

	Debt expense increased for the three months ended
September 28, 1996 by 5.0% to $4.6 million from $4.4 million for the three months ended September 30, 1995.
The increase was due to an increase in interest on the unpaid dividends for preferred stock. Average interest expense for the first quarter of fiscal 1997 is 9.5% as compared to 10.9% for the same period of fiscal 1996.


Net loss

	Net loss increased $0.1 million for the three months ended September 28, 1996 to $2.9 million as compared to $2.8 million for the same period of fiscal 1996 as discussed above.


Inflation

	The Company believes that its business is affected by inflation to approximately the same extent as the national economy. Generally, the Company has been able to offset the inflationary impact of wages and other costs through a combination of improved productivity, cost reduction programs and price increases. The Company has had difficulty in effecting significant price increases because of the discounting practices of its competitors.

<12>

Liquidity and Capital Resources

	On October 1, 1996 the Company entered into a
$32.5 million amended and restated financing agreement with a group of banks represented by Star
Bank, N.A. of Cincinnati, Ohio. The original agreement dated September 1, 1995 was for $29.5 million. Included in the $32.5 million amended credit facility is a $3.5 million term loan payable in consecutive equal quarterly installments of $250,000 commencing December 1, 1996. As of November 1, 1996, after considering outstanding letters of credit, guarantees and other obligations which limit the availability of the credit facility, available borrowing capacity under this amended facility was $ 6.9 million. Borrowings under the credit facility will bear interest at the prime lending rate plus 0.5%. The
Company's ongoing cash requirements in addition to normal operations consist primarily of interest payments on the notes, capital expenditures and ESOP related payments.

	Cash used by operating activities was $1.6 million for the three months ended September 28, 1996 as compared to $8.7 million for the same period of fiscal
1996 for an favorable variance of $7.1 million. This favorable variance is due to a decrease in accounts receivable of $3.0 million as compared to an increase of $1.4 million in fiscal 1996. Inventories decreased $0.7 million as compared to a decrease of $0.1 million in fiscal 1996.

	The Company's capital expenditures were $1.2 million for the first quarter ended September 28, 1996 as compared to $0.7 million for the first quarter September
30, 1995. The Company anticipates capital expenditures for fiscal 1997 will be approximately $2.5 million.

	The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

	The Company is required to maintain certain financial debt covenants under its credit agreement, as amended on October 1, 1996. On September 28, 1996 the
Company was in violation of the accounts receivable turnover financial covenant. On November 8, 1996 the Company received a waiver for this violation.

<13>

 PART  II.   OTHER INFORMATION


 Item  1.  Legal Proceedings

	   None



<14>

Item 4.  Submission of Matters to a Vote of Security Holders


The following are the results of voting by stockholders present or represented by proxy at the Annual Meeting of Stockholders held on September 5, 1996:

Election of Directors:  The following directors were elected:


			   Votes For       Votes Against   Term

Nicolas M. Georgitsis    1,866,853.8816    284,338.55338   1997
William A. Marquard      1,866,853.8816    284,338.55338   1997
Michel Rapoport          1,866,141.2816    285,051.15338   1997
Thomas R. Wall  IV       1,866,853.8816    284,338.55338   1997
Robert A. Young  III     1,866,853.8816    284,338.55338   1997


<15>

				MOSLER INC.





				Signature





Pursuant to the requirements of Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










			      Mosler Inc.
			     (Registrant)








   Date:     11/11/96               /s/     W. M. McGee
					   W. M. McGee
					   Vice-President,
					   CFO/Treasurer


<16>