Form 10-Q/A
period 1996-09-28
MOSLER INC
filed 1996-11-21
CIK 792851

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

	   None



<14>

Item 4.  Submission of Matters to a Vote of Security Holders


The following are the results of voting by stockholders present or represented by proxy at the Annual Meeting of Stockholders held on September 5, 1996:

Election of Directors:  The following directors were elected:

			   Votes For       Votes Against    Not Voting      Term

Nicolas M. Georgitsis    1,866,853.8816      556.3          283,782.25335   1997
William A. Marquard      1,866,853.8816      556.3          283,782.25335   1997
Michel Rapoport          1,866,141.2816    1,268.9          283,782.25335   1997
Thomas R. Wall  IV       1,866,853.8816      556.3          283,782.25335   1997
Robert A. Young  III     1,866,853.8816      556.3          283,782.25335   1997


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