Form 10-Q
period 1996-12-28
MOSLER INC
filed 1997-02-11
CIK 792851

			  UNITED STATES
		 SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, DC  20549
			      FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 28, 1996

				  OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

      Commission file number    3367908

				MOSLER INC.
	(Exact name of registrant as specified in its charter)

	   Delaware                           31-1172814
(State or other jurisdiction    (I.R.S. Employer Identification No.)
ofincorporation or organization)

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
Common Stock, $0.10 Par Value       2,131,848.55036  shares
				    as of December 28, 1996

			      INDEX

Financial Information   (Part I)
								       Page

Item  1. Financial Statements  (Unaudited)
	 Consolidated condensed balance sheets - June 29, 1996
	 and December 28, 1996                                          3-4

	 Consolidated condensed statements of operations -
	 Three months ended December 30, 1995 and December 28, 1996       5

	 Consolidated condensed statements of operations - Six months
	 ended December 30, 1995 and December 28, 1996                    6

	 Consolidated condensed statement of common stockholders'
	 deficiency - Six months ended December 28, 1996                  7

	 Consolidated condensed statement of cash flows - Six months
	 ended December 30, 1995  and  December 28, 1996                  8

	 Notes to consolidated condensed financial statements          9-11


Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations                                     12-16


Other information   (Part II)

Item  1. Legal Proceedings                                               17

	 Signatures                                                      18


		     PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

			      MOSLER INC.
		   CONSOLIDATED CONDENSED BALANCE SHEET
			    (in thousands)
						      Dec. 28,      June 29,
							1996         1996
						    (Unaudited) (Derived from Audited
								 Financial Statements)

Assets
Current assets:
  Cash and cash equivalents                           $     401    $  - 0 -
  Accounts receivable, net                               53,669       52,490
  Inventories                                            13,196       13,528
  Other current assets                                      910          575
Total current assets                                     68,176       66,593

Facilities:
  Land and land improvements                                721        1,146
  Buildings                                               4,269        7,853
  Machinery and equipment                                35,320       34,257
  Improvement in progress                                 1,652        1,236
Gross facilities                                         41,962       44,492

Less accumulated depreciation                            31,271       33,091
Net facilities                                           10,691       11,401

Other assets:
  Service agreements                                     15,793       18,049
  Deferred debt issuance costs                            3,580        3,853
  Goodwill                                                5,302        6,057
  Other intangible assets                                   399          291
  Sundry                                                  2,200        2,881
						      $ 106,141    $ 109,125


							Dec. 28,      June 29,
							 1996          1996
Liabilities, redeemable stock and common             (Unaudited) (Derived from Audited
stockholders' deficiency                                          Financial Statements)

Current liabilities:
  Accounts payable                                    $  11,003    $   9,923
  Accrued liabilities:
    Compensation & payroll taxes                          4,408        3,101
    Product warranty                                        862        1,240
    Accrued workers' compensation                         4,627        5,011
    Accrued interest                                      5,657        5,962
    Other                                                 7,714        8,988
    Unearned revenue                                     22,502       13,366
    Income taxes payable                                    282          299
    Long-term debt due within one year                    1,000        1,000
Total current liabilities                                58,055       48,890

Long-term debt due after one year                       127,006      132,948
Post retirement health benefits                          11,170       10,812
Pension liability                                         1,604        1,604

Commitments and contingencies
Redeemable stock
  Series D increasing rate preferred stock               43,693       40,302
  Series C adjustable rate preferred stock               33,928       35,424
  Common Stock                                            2,011        2,011
							 79,632       77,737
Common stockholders' deficiency:
  Common stock                                              254          254
  Accumulated deficit                                  (163,827)    (155,640)
  Excess of additional pension liability over
    unrecognized prior service cost                        (546)        (546)
  Redemption value of common stock held by ESOP          (2,011)      (2,011)
  Foreign currency translation adjustments               (1,139)      (1,123)
  Common stock held in treasury                          (4,057)      (3,800)
Total common stockholders' deficiency                  (171,326)    (162,866)
						      $ 106,141    $ 109,125

See accompanying notes to financial statements.
				 -4-

				  MOSLER INC.
		 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
				  (Unaudited)
		     (In thousands except per share amounts)

							  Three months ended
							Dec. 28,     Dec. 30,
							 1996          1995
Net sales:
  Service                                             $  26,702    $  27,176
  Product                                                26,029       27,361
							 52,731       54,537

Cost of sales:
  Service                                                18,640       19,420
  Product                                                21,020       22,101
							 39,660       41,521

Gross profit                                             13,071       13,016

Selling and administrative expense                        9,158        9,069
Other (income) expense                                      (88)         (52)
							  9,070        9,017

Operating income                                          4,001        3,999

Debt expense:
  Interest expense                                        4,454        4,393
  Amortization of debt expense                              144          393
  Interest income                                           (24)         (39)
							  4,574        4,747
Loss before income taxes                                   (573)        (748)

Provision for income taxes                                   27          (14)
Net loss                                                   (600)        (734)

Preferred dividends                                      (2,151)      (1,944)
Amortization of preferred stock discount                   (219)        (205)
Net loss applicable to common stockholders              ($2,970)     ($2,883)

Net loss per common share                                ($1.39)      ($1.34)


See accompanying notes to financial statements.

				  MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
				  (Unaudited)
		    (In thousands except per share amounts)

							 Six months ended
						       Dec. 28,     Dec. 30,
							 1996         1995
Net sales:
  Service                                             $  52,902    $  54,016
  Product                                                50,287       54,121
							103,189      108,137

Cost of sales:
  Service                                                39,076       39,977
  Product                                                40,269       43,862
							 79,345       83,839

Gross profit                                             23,844       24,298

Selling and administrative expense                       18,398       18,558
Other (income) expense                                     (308)         138
							 18,090       18,696

Operating income                                          5,754        5,602

Debt expense:
  Interest expense                                        8,960        8,668
  Amortization of debt expense                              287          576
  Interest income                                           (36)         (81)
							  9,211        9,163

Loss before income taxes                                 (3,457)      (3,561)
Provision for income taxes                                   47           10
Net loss                                                 (3,504)      (3,571)

Preferred dividends                                      (4,349)      (4,004)
Amortization of preferred stock discount                   (334)        (426)
Net loss applicable to common stockholders              ($8,187)     ($8,001)

Net loss per common share                                ($3.82)      ($3.65)


See accompanying notes to financial statements.

					       MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
				   SIX MONTHS ENDED DECEMBER 28, 1996
			       (In thousands of dollars except share data)

							      Redemption
			     Common                             Value of     Foreign
			      Stock                              Common     Currency
			     $.10 Par  Accumulated  Pension    Stock held   Translation  Treasury
			      Value      Deficit    Liability    by ESOP    Adjustments    Stock      Total

Balance at June 29, 1996       $254    ($155,640)     ($546)      ($2,011)     ($1,123)    ($3,800)  ($162,866)

Net loss                                  (3,504)                                                       (3,504)
Amortization of Series D
  preferred stock discount                  (334)                                                         (334)

Dividends on Series D
  preferred stock                         (1,405)                                                       (1,405)

Dividends on Series C
  preferred stock                         (2,944)                                                       (2,944)

Foreign currency translation
  adjustment                                                                       (16)                    (16)

Repurchase of 25539 shares
  of Common stock                                                                             (257)       (257)

Balance at December 28, 1996   $254    ($163,827)     ($546)      ($2,011)     ($1,139)    ($4,057)  ($171,326)


See accompanying notes to financial statements.

				 MOSLER INC.
		 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
				 UNAUDITED
			       (In thousands)

							     Six months ended
							 Dec. 28,    Dec. 30,
							  1996         1995

Net loss                                              $  (3,504)   $  (3,571)


Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation                                            1,155        1,113
  Amortization                                            3,296        3,587
  Gain on disposal of facilities                              1          (18)
  Interest paid in shares of preferred stock              1,754        1,155
  Provision for doubtful accounts                            19          368
Decrease (increase) in:
  Accounts receivable                                    (1,112)          80
  Inventories                                               360         (225)
  Other current assets                                     (363)        (552)
Increase (decrease ) in:
  Accounts payable                                        1,009        1,501
  Accrued liabilities                                    (1,793)      (4,567)
  Unearned revenue                                        9,115       (3,985)
  Income taxes payable                                       (2)         (52)
Net cash (used) by operating activities                   9,935       (5,166)

Cash flows from investing activities:
  Proceeds from sale of property and equipment                            51
  Capital expenditures                                   (2,316)      (1,933)
  Decrease in other assets                                  680          214
    Net cash used by investing activities                (1,636)      (1,668)

Cash flows from financing activities
  Purchase of common stock                                 (257)        (429)
  Purchase of preferred stock                            (1,684)      (1,188)
  Proceeds (repayments) on debt                          (5,942)       4,065
    Net cash provided (used) by financing activities     (7,883)       2,448

Effect of exchange rate changes on cash                     (15)          27
Net increase (decrease) in cash and cash equivalents        401       (4,359)

Cash and cash equivalents at beginning of period              0        4,359

Cash and cash equivalents at end of period            $     401    $       0


See accompanying notes to financial statements.
				     -8-

			    FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation

    In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of December 28, 1996, and the results of operations for the three months and six months ended December 28, 1996 and December 30, 1995 and the cashflows for the six months ended December 28, 1996 and December 30, 1995. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 29, 1996 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months and six months ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 1996, included in the Registrant's Annual Report on
    Form 10-K.


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

    The components of inventories are as follows:

					       Dec. 28,  June  29,
						 1996       1996
						  (in thousands)
	  Finished products and service         $ 9,883     $10,096
	  Products in Process                     3,974       4,251
	  Raw materials                           1,518       1,318
	  Less Allowance                         (2,179)     (2,137)
		 Total                          $13,196     $13,528


4.  Net Loss per share

    Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares for the six month period of fiscal 1997 is 2,148,398 as compared to 2,201,649 shares for the same period of fiscal 1996.


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

				  MOSLER INC.


Item 2.  Management's Discussion and Analysis of
	 Financial Condition and Results of Operations


Results of Operations

Three months Ended December 28, 1996 Compared to the Three Months Ended December 30, 1995


Sales

   The Company's sales decreased during the three months ended December 28, 1996 by 3.3% to $52.7 million from $54.5 million. Service sales decreased by 1.8% to $26.7 million from $27.2 million due to a decrease in time and material sales.

   Product net sales decreased during the three months ended December 28, 1996 by 4.8% to $26.0 million from $27.3 million. Electronic Security sales decreased 9.5% with decreases across all major product lines. Physical
Security product sales remained at previous year's performance.


Gross Profit

   Gross profit increased during the three months ended
December 28, 1996 slightly to $13.1 million from $13.0 million. Gross profit as a percentage of sales increased to 24.8% for the three months ended December 28, 1996 from 23.9% for the three months ended December 30, 1995. The increases in gross profit and gross profit as a percentage of sales were primarily attributable to cost reduction programs resulting in better margins on Physical Security as well as Service Revenue.


Selling and Administrative Expenses

   Selling and administrative expenses increased in the three months ended December 28, 1996 to $9.1 million from $8.5 million for the three months ended December 30, 1995.

Increased selling, advertising and administrative expenses were partially offset by a decline in R&D and miscellaneous cost. The 1995 selling and administrative expense of $8.5 million discussed above is shown net of $.5 million of non recurring plant closing cost included in this caption in the prior year.


Operating Income

   The Company's operating income for the three months ended December 28, 1996 of $4.0 million is $0.5 million less than the three months ended December 30, 1995. This decrease is a result of lower revenue in the second quarter of 1996 compared to 1995.


Debt Expense

   Debt expense decreased for the three months ended
December 28, 1996 by 3.6% to $4.6 million from $4.8 million for the three months ended December 30, 1995.
The increase was due to an increase in interest on the unpaid dividends for preferred stock and a 63% decrease in the amortization of debt expense. Average interest expense for the second quarter of 1996 is 9.3% as compared to 9.6% for the same period of 1995.


Net loss

   Net loss decreased $0.1 million for the three months ended December 28, 1996 to $.6 million as compared to $0.7 million for the same period of fiscal 1996 as discussed above



Six months Ended December 28, 1996 Compared to the
Six Months Ended December 30, 1995


Sales

  The Company's sales decreased during the six months ended December 28, 1996 by 4.5% to $103.2 million from $108.1 million. Service sales decreased by 2.1% to $52.9 million from $54.0 million due to a decline in service contract sales of $0.9 million and time and material sales of $0.2 million.

   Product net sales decreased during the six months
ended December 28, 1996 by 7.0% to $50.3 million from
$54.1 million. Electronic Security sales decreased 13.7% with decreases in COMSEC sales of $2.2 million,
Currency Handling sales of $0.4 million, Access Control sales of $1.4 million with RTS sales increasing by $0.4
million.   Physical Security product sales decreased 9.8%
primarily due to a decrease in financial institution product sales.


Gross Profit

  Gross profit decreased during the six months ended
December 28, 1996 by 1.9% to $23.8 million from $24.3 million. Gross profit as a percentage of sales increased to 23.1% for the six months ended December 28, 1996 from 22.5% for the six months ended December 30, 1995. The increase in gross profit was primarily attributable to Currency Handling and Physical Security
Products with a slight increase in all other products. The decline in sales volume has been partially offset by continued cost improvements on all products.


Selling and Administrative Expenses

  Selling and administrative expenses decreased in the six months ended December 28, 1996 by less than .3% to $18.1 million from $18.7 million for the six months ended December 30, 1995. Included in administrative expense for the six months ended December 30, 1995 was $0.7 million of plant closing expenses which did not occur in fiscal 1997.


Operating Income

  The Company's operating income for the six months ended December 28, 1996 of $5.8 million is $0.2 million more than the six months ended December 30, 1995.
The deviation from prior year is driven by the revenue shortfall.


Debt Expense

  Debt expense for the six months ended December
28, 1996 remained the same at $9.2 million as compared to the previous year of $9.2 million for the six months ended December 30, 1995. The slight increase was interest on the unpaid dividends for preferred stock being offset by less interest being paid on the bank note.
Average interest expense for the first two quarters of fiscal 1997 is 9.1% as compared to 10.2% for the same period of fiscal 1996.

Net loss

  Net loss decreased $0.1 million for the six months ended December 28, 1996 to $3.5 million as compared to $3.6 million for the same period of fiscal 1996 as discussed above.


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

  On October 1, 1996 the Company entered into a
$32.5 million amended and restated financing agreement with a group of banks represented by Star
Bank, N.A. of Cincinnati, Ohio. The original agreement dated December 1, 1995 was for $29.5 million. Included in the $32.5 million amended credit facility is a $3.5 million term loan payable in consecutive equal quarterly installments of $250,000 commencing December 1, 1996. As of December 28, 1996, after considering outstanding letters of credit, guarantees and other obligations which limit the availability of the credit facility, available borrowing capacity under this amended facility was $ 13.8 million. Borrowings under the credit facility will bear interest at the prime lending rate plus 0.5%.
The Company's ongoing cash requirements in addition to normal operations consist primarily of interest payments on the notes, capital expenditures and ESOP related payments.

   Cash provided by operating activities was $9.9 million for the six months ended December 28, 1996 as compared to cash used of $5.2 million for the same period of fiscal 1996 for an favorable variance of $15.1 million. This favorable variance is due to overall cash management techniques implemented by the corporation.

  The Company's capital expenditures were $2.3 million for the two quarters ended December 28, 1996 as compared to $1.9 million for the six months ending
December 30, 1995. The Company anticipates capital expenditures for fiscal 1997 will be approximately $3.1 million.

   The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

	The Company is required to maintain certain financial debt covenants under its credit agreement, as amended on October 1, 1996. On Decemberr 28, 1996 the
Company was in violation of the liability to net worth ratio financial covenant. The Company received a waiver for this violation.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

		None

			   MOSLER INC.




			    Signature



     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			    Mosler Inc.
			   (Registrant)





    Date: February 11, 1997                 /s/   W. M. McGee

					    W. M. McGee
					    Vice-President,
					    CFO/Treasurer