Form 10-Q
period 1997-03-29
MOSLER INC
filed 1997-05-14
CIK 792851

				UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, DC  20549
				  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended   March 29, 1997

				   OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

		     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.10 Par Value       2,102,488.15036  shares as of
				    March 29, 1997

<Page 1>




				   INDEX
Financial Information   (Part I)                                      Page

Item  1.  Financial Statements  (Unaudited)
	  Consolidated condensed balance sheets - June 29, 1996
	   and March 29, 1997                                          3-4

	  Consolidated condensed statements of operations - Three
	   months ended March 30, 1996  and  March 29, 1997.             5

	  Consolidated condensed statements of operations - Nine
	   months ended March 30, 1996  and  March 29, 1997.             6

	  Consolidated condensed statement of common stockholders'
	   deficiency - Nine months ended March 29, 1997.                7

	  Consolidated condensed statement of cash flows - Nine
	   months ended March 30, 1996  and  March 29, 1997.             8

	  Notes to consolidated condensed financial statements        9-12


Item 2.   Management's Discussion and Analysis of Financial
	   Condition and Results of Operations                       13-17


Other information   (Part II)

Item  1.  Legal Proceedings                                             18

	  Signatures                                                    19

<Page 2>

			PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

				 MOSLER INC.
		     CONSOLIDATED CONDENSED BALANCE SHEET
			       (in thousands)
					      Mar. 29,           June 29,
						1997               1996
					     (Unaudited)      (Derived from
							    Audited Financial
							      Statements)

Assets
Current assets:
   Cash and cash equivalents               $       501          $   - 0 -
   Accounts receivable, net                     43,162             52,490
   Inventories                                  13,774             13,528
   Other current assets                          1,383                575
Total current assets                            58,820             66,593

Property, plant & equipment:
   Land and land improvements                      721              1,146
   Buildings                                     4,269              7,853
   Machinery and equipment                      36,588             34,257
   Improvement in progress                       1,652              1,236
   Gross property, plant & equipment            43,230             44,492

   Less accumulated depreciation                31,799             33,091

Net property, plant & equipment                 11,431             11,401

Other assets:
   Service agreements                           14,665             18,049
   Deferred debt issuance costs                  3,436              3,853
   Goodwill                                      4,925              6,057
   Other intangible assets                         393                291
   Sundry                                        2,256              2,881
Total Other Assets                              25,675             31,131

Total Assets                               $    95,926          $ 109,125

<Page 3>

					      Mar. 29,           June 29,
						1997               1996
					   (Unaudited)      (Derived from
							    Audited Financial
							     Statements)

Liabilities, redeemable stock
and common stockholders' deficiency

Current liabilities:
   Accounts payable                        $    12,358          $   9,923
   Accrued liabilities:
     Compensation & payroll taxes                3,880              3,101
     Product warranty                              873              1,240
     Accrued workers' compensation               4,679              5,011
     Accrued interest                            2,238              5,962
     Other                                       8,191              8,988
   Unearned revenue                             16,483             13,366
   Income taxes payable                            283                299
   Long-term debt due within one year            1,321              1,000
Total current liabilities                       50,306             48,890

Long Term Liabilities:
   Long-term debt due after one year           129,202            132,948
   Post retirement health benefits              11,363             10,812
   Pension liability                             1,604              1,604
Total Long Term Liabilities                    142,169            145,364

Commitments and contingencies:
Redeemable stock
Series D increasing rate preferred stock        45,415             40,302
Series C adjustable rate preferred stock        34,014             35,424
Common Stock                                     2,011              2,011
						81,440             77,737

Common stockholders' deficiency:
Common stock                                       254                254
Accumulated deficit                           (170,178)          (155,640)
Excess of additional pension liability
over unrecognized prior service cost              (546)              (546)
Redemption value common stock held by ESOP      (2,011)            (2,011)
Foreign currency translation adjustments        (1,152)            (1,123)
Common stock held in treasury                   (4,356)            (3,800)
Total common stockholders' deficiency         (177,989)          (162,866)

					     $  95,926          $ 109,125

See accompanying notes to financial statements.

<Page 4>

				 MOSLER INC.
		 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
				 (Unaudited)
		   (In thousands except per share amounts)
						  Three months ended
						Mar. 29,         Mar. 30,
						  1997             1996

Net sales:
   Service                                 $      26,765      $    27,047
   Product                                        23,532           28,215
						  50,297           55,262

Cost of sales:
   Service                                        20,244           19,897
   Product                                        19,542           21,855
   Plant Closing Costs                                              1,937
   Gain on pension and benefit plan curtail                        (1,616)
						  39,786           42,073
Gross profit                                      10,511           13,189

Selling and administrative expense                 9,939            9,079
Other (income) expense                               123             (212)
						  10,062            8,867
Operating income                                     449            4,322

Debt expense:
   Interest expense                                4,292            4,418
   Amortization of debt expense                      145              159
   Interest income                                    (2)             (31)
						   4,435            4,546

Loss before income taxes                          (3,986)            (224)

Provision for income taxes                            25                5
Net loss                                          (4,011)            (229)

Preferred dividends                               (2,151)          (1,944)
Amortization of preferred stock discount            (170)            (308)
Net loss applicable to common stockholders      $ (6,332)      $   (2,481)


Net loss per common share                         ($3.01)          ($1.13)


See accompanying notes to financial statements.

<Page 5>

				MOSLER INC.
	      CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
			       (Unaudited)
		  (In thousands except per share amounts)

						  Nine months ended
					      Mar. 29,         Mar. 30,
						 1997             1996

Net sales:
   Service                                   $   79,667       $   81,063
   Product                                       73,819           82,336
						153,486          163,399

Cost of sales:
   Service                                       59,320           59,874
   Product                                       59,811           65,717
   Plant closing cost                                              2,608
   Gain on pension and benefit plan curtail                       (1,616)
						119,131          126,583
Gross profit                                     34,355           36,816

Selling and administrative expense               28,337           26,966
Other (income) expense                             (185)             (74)
						 28,152           26,892
Operating income                                  6,203            9,924

Debt expense:
   Interest expense                              13,252           13,086
   Amortization of debt expense                     432              735
   Interest income                                  (38)            (112)
						 13,646           13,709

Loss before income taxes                         (7,443)          (3,785)

Provision for income taxes                           72               15
Net loss                                         (7,515)          (3,800)

Preferred dividends                              (6,500)          (5,948)
Amortization of preferred stock discount           (504)            (734)
Net loss applicable to common stockholders     $(14,519)       $ (10,482)

Net loss per common share                        ($6.83)          ($4.77)

See accompanying notes to financial statements.

<Page 6>

							 MOSLER INC.
			   CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
					       NINE MONTHS ENDED MARCH 29, 1997
				      (In thousands of dollars except share data)

								       Redemption
				 Common                                  Value of         Foreign
				  Stock                                    Common        Currency
			       $.10 Par     Accumulated      Pension   Stock held     Translation     Treasury
				  Value         Deficit    Liability      by ESOP     Adjustments        Stock         Total

Balance at June 29, 1996           $254       ($155,640)       ($546)     ($2,011)        ($1,123)     ($3,800)    ($162,866)
   Net loss                                      (7,515)                                                              (7,515)
   Amortization of Series D
    preferred stock discount                       (504)                                                                (504)
   Dividends on Series D
    preferred stock                              (2,136)                                                              (2,136)
   Dividends on Series C
    preferred stock                              (4,383)                                                              (4,383)
   Foreign currency
    translation adjustment                                                                    (29)                       (29)
   Repurchase of 54803 shares
    of Common stock                                                                                       (556)         (556)

Balance at March 29, 1997          $254       ($170,178)       ($546)     ($2,011)        ($1,152)     ($4,356)    ($177,989)

See accompanying notes to financial statements.

<Page 7>


				MOSLER INC.
	       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
				   UNAUDITED
				(In thousands)
						    Nine months ended
						  Mar. 29,    Mar. 30,
						    1997         1996

Net loss                                       $    (7,515)   $  (3,800)
Adjustments to reconcile net loss to
net cash used by operating activities:
  Depreciation                                       1,848        1,702
  Amortization                                       4,951        5,222
  Gain on pension and benefit plan curtail                       (1,616)
  Gain on disposal of facilities                         2          (18)
  Interest paid in shares of preferred stock         2,665        1,784
  Provision for doubtful accounts                       73          637
  Decrease (increase) in:
    Accounts receivable                              9,233       (4,256)
    Inventories                                       (274)         724
    Other current assets                              (810)        (155)
  Increase (decrease) in:
    Accounts payable                                 2,450         (590)
    Accrued liabilities                             (6,293)      (6,466)
    Unearned revenue                                 3,120        2,542
    Income taxes payable                               (16)         (56)
Net cash provided (used) by operating activities     9,434       (4,346)

Cash flows from investing activities:
  Proceeds from sale of property and equip.                         158
  Capital expenditures                              (3,890)      (3,072)
  Decrease (increase) in other assets                  624         (348)
Net cash used by investing activities               (3,266)      (3,262)

Cash flows from financing activities
  Purchase of common stock                            (556)        (431)
  Purchase of preferred stock                       (1,684)      (1,313)
  Proceeds (repayments) on debt                     (3,425)       5,112
Net cash provided (used) by financing activities    (5,665)       3,368
Effect of exchange rate changes on cash                 (2)        (119)

Net increase/(dec) in cash and cash equivalents        501       (4,359)
Cash and cash equivalents at beginning of period         0        4,359
Cash and cash equivalents at end of period        $    501     $      0


See accompanying notes to financial statements.

<Page 8>

FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Condensed Financial Statements

1.   Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 29, 1997, and the results of operations for the three months and nine months ended March 29, 1997 and March 30, 1996 and the cashflows for the nine months ended March 29, 1997 and March 30, 1996. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 29, 1996 has been derived from or the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months and nine months ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 1996, included in the Registrant's Annual Report on Form 10-K.


2.   Accounting Method Changes

The Registrant adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective June 30, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Consolidated Financial Statements.

The Registrant adopted SFAS No. 123, Accounting for Stock-Based Compensation, effective June 30, 1996. This statement encourages, but does not require, adoption of a fair-value-based accounting method for employee stock-based compensation arrangements. Management has elected to disclose in the fiscal 1997 annual Consolidated Financial Statements pro forma net income and net income per share as if the fair value - based method had been applied in measuring compensation cost.
<Page 9>


SFAS No. 128, "Earnings Per Share" was issued in February, 1997 and is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement and provides guidance on other computational changes. Management has determined that earnings per share amounts computed under the new standard will not be materially different from the amounts reported herein.


3.      Inventories

The Companys inventories are stated at the lower of cost (determined using the first-in, first-out method) market.

The components of inventories are as follows:

					   Mar. 29,        June  29,
					     1997             1996
						(in thousands)
  Finished products and service             $10,526          $10,096
  Products in Process                         3,740            4,251
  Raw materials                               1,836            1,318
  Less Allowance                             (2,328)          (2,137)
    Total Inventory                         $13,774          $13,528


4.      Net Loss per share

Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares for the nine month period of fiscal 1997 is 2,126,527 as compared to 2,196,195 shares for the same period of fiscal 1996.


5.      Contingencies

The Internal Revenue Service (IRS) has conducted examinations of the Companys federal income tax returns for the fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company agreed to certain issues and has paid all tax with respect to those issues. Three issues remain unresolved, and the IRS has issued a proposed adjustment on these issues. The issues relate to 1) the allocation of the Companys purchase price of assets from American Standard, 2) the value of the Companys Series C preferred stock contributed to its ESOP and 3) the deduction of certain costs incurred in connection with a 1990 transaction.
<Page 10>


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

If the IRSs proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $5.3 million plus interest, and would lose the benefit of substantial deductions in future years.

Management believes that it has meritorious defenses to the adjust-ments proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Companys consolidated financial position. The significance of this matter on the Companys future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome.

Various lawsuits and claims arising during the normal course of business are pending against the company. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the companys consolidated financial position, results of operations or cash flows.

The Company is involved in an audit by the Department of Labor (DOL) of its Employee Stock Ownership Plan. On June 23, 1995, the DOL issued an audit letter claiming the Company's Employee Stock Ownership Plan engaged in a prohibited transaction. Essentially, the DOL alleges that Series C Preferred Stock contributed to the Plan was not a proper investment since it was neither stock nor a qualified equity as required by ERISA.
<Page 11>

The Company has responded to the claim
and intends to pursue the matter vigorously as it believes the Series C Preferred Stock is stock and, therefore, constitutes a proper investment for the Plan.

6.      Reclassification

Certain prior years data has been reclassified to conform to current presentation.
<Page 12>

				  MOSLER INC.


Item 2.               Managements Discussion and Analysis of
		   Financial Condition and Results of Operations


Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statments that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


Results of Operations

       Three months Ended March 29, 1997 Compared to the
       Three Months Ended March 30, 1996

Sales

The Company's sales decreased during the three months ended March 29, 1997 by 9.0% to $50.2 million from $55.2 million for the three months ended March 30, 1996. Product sales in Physical security products decreased 12.6%, Electronic security products decreased 11.2%, Currency Handling product sales decreased 31.5% and International sales decreased by 46.0% for the three months ending March 29, 1997 compared to the same period in fiscal 1996. Service sales decreased by 1.0% for the three months ended March
29, 1997 as compared to the same period in fiscal 1996. However, the Company was awarded several large service contract orders in quarter ended March 29, 1997, which will offset this reduction in the future.

Gross Profit

Gross profit decreased during the three months ended
March 29, 1997 by 20.3% to $10.5 million from $13.1 million. Volume, price and product mix accounted for the majority of the decrease in gross profit. The Company believes that the physical security industry has experienced a significant increase in price competition. Increased distribution costs and lower production levels which generated under-absorbed overhead, also contributed to the decline in product gross profit. Increased installation and direct labor cost contributed to the decline in Service gross profit.

<Page 13>

Selling and Administrative Expenses

Selling and administrative expenses increased in the three months ended March 29, 1997 by 9.4% to $9.9 million from $9.1 million for the three months ended March 30, 1996.
Plant closing cost of .7 million for the third quarter 1996 were reclassified from the selling and administrative expense category.

Operating Income

The Company's operating income/(loss) for the three months ended March 29, 1997 of $0.5 million is $3.8 million less than the three months ended March 30, 1996. The deviation from prior year is mainly driven by the revenue shortfall and increased expenses.


       Nine months Ended March 29, 1997 Compared to the Nine
       Months Ended March 30, 1996

Sales

The Company's sales decreased during the nine months ended March 29, 1997 by 6.1% to $153.5 million from $163.4 million. Service sales decreased by 1.7% to $79.7 million from $81.1 million due to a decline in service contract sales of $1.1 million and time and material sales of $0.3 million.

Product net sales decreased during the nine months
ended March 29, 1997 by 10.3% to $73.8 million from $82.3
million.  Electronic Security sales decreased 13.4% with
decreases in COMSEC sales of  $2.5 million, Currency
Handling sales of $1.0 million, Access Control sales of $1.2 million offset in part by RTS sales increasing $0.3 million. Physical Security product sales decreased 6.6% primarily due to a decrease in financial institution product sales. In fiscal 1997, financial institutions reduced investment in full service branches and began "in-store/mini-branch" programs. The "in-store/ mini-branch" contains one-half the Company's product content versus a full service facility. This resulted in lower Physical Security
product orders.   As "in-store/mini-branch" programs accelerate, the
Company anticipates that the increasing number of locations will offset the lower dollar amount of content per location.

<Page 14>

In addition, the Company will announce the "ChoiceNet" system, which has traditionally been restricted to larger financial institutions and multi-location commercial customers.

Backlog

Product order backlog increased 6.8% during the nine months ended March 29, 1997 to $26.7 million from $25.0 primarily due to an increase in Electronic Security orders.

Gross Profit

Gross profit decreased during the nine months ended
March 29, 1997 by 6.7% to $34.4 million from $36.8 million. As a percentage of sales gross profit decreased to 22.4% for the nine months ended March 29, 1997 from 22.5% for the nine months ended March 30, 1996. The decrease was caused by lower gross profit levels on Electronic Security products and Service sales.

Selling and Administrative Expenses

Selling and administrative expenses increased in the nine months ended March 29, 1997 by 4.7% to $28.2 million from $26.9 million for the nine months ended March 30, 1996.
Included in administrative expense for the nine months ended
March 29, 1997 are costs associated with the previously announced service and administrative restructuring.

Operating Income

The Company's operating income for the nine months ended March 29, 1997 of $6.2 million is $3.7 million less than the nine months ended March 30, 1996. The deviation from prior year is mainly driven by the revenue shortfall and increased expenses.

Debt Expense

Debt expense for the nine months ended March 29, 1997 remained consistent at $13.7 million as compared to the previous year. The slight increase was interest on the unpaid dividends for preferred stock being offset by less interest being paid on the bank note. Average interest expense for the first three quarters of fiscal 1997 is 9.1% as compared to 10.2% for the same period of fiscal 1996.

<Page 15>

Net loss

Net loss increased $3.7 million for the nine months ended
March 29, 1997 to $7.5 million as compared to $3.8 million for the same period of fiscal 1996 due to reasons discussed above.


Financial Condition

Liquidity and Capital Resources

On October 1, 1996 the Company entered into a $32.5 million amended and restated financing agreement with a group of banks represented by Star Bank, N.A. of Cincinnati, Ohio. The original agreement dated December 1, 1995 was for $29.5 million. Included in the $32.5 million amended credit facility is a $3.5 million term loan payable in consecutive equal quarterly installments of $250,000 commencing
December 1, 1996. As of March 29, 1997, after considering outstanding letters of credit, guarantees and other obligations which limit the availability of the credit facility, available borrowing capacity under this amended facility was $ 6.9 million. Borrowings under the credit facility will bear interest at the prime lending rate plus 0.5%. The Company's on going cash requirements in addition to normal operations consist primarily of interest payments on the notes, capital expenditures and ESOP related payments.

Cash provided by operating activities was $9.4 million for the nine months ended March 29, 1997 as compared to cash used of $4.3 million for the same period of fiscal 1996 for an favorable variance of $13.8 million. This favorable variance is due to overall cash management techniques implemented by the corporation. The Company has increased its efforts in cash collection as well as improved the controls over cash disbursements. The Company has increased the use of billing terms which require down payments on receipt of order. It has also improved the management of past due accounts.

<Page 16>

The Company's capital expenditures were $3.9 million for the three quarters ended March 29, 1997 as compared to $3.0 million for the nine months ending March 30, 1996. The
Company anticipates capital expenditures for fiscal 1997 will be approximately $4.2 million.

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

The Company is required to maintain certain financial debt covenants under its credit agreement, as amended on October 1, 1996. As of March 29, 1997 the company completed an agreement with Star Bank N.A. under which the credit facility covenants were amended. The
Company is currently in compliance with these covenants.

General

To keep pace with the ever changing market conditions, the Company has made several significant changes in its management structure. Historically the Company's sales, service and installation management had been structured geographically. Each region had full profit and loss responsibility for the sales, service and installation. With the continued consolidation in the banking industry and in the commercial sector, the geographical approach has led to conflicts between regions. As such the company has implemented a market channel structure that eliminates the regional approach.
To support this change as well as other management goals, the Company is currently implementing a new computer system that will allow it to better manage its operations. In conjunction with the new system the Company will be changing certain accounting methods and procedures in order to implement a Job Cost Management system. This will improve the matching of revenue and expenses. This system will also allow the company to better track the performance of projects.

On April 29, 1997 the Company settled a law suit with Dun
& Bradstreet Inc.  The settlement was favorable to the Company.
The case centered around the performance of business and financial software purchased by the Company.


<Page 17>

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

	 On April 29, 1997 the Company settled a law suit with Dun & Bradstreet Inc. The settlement was favorable to Mosler. The case centered around the performance of business and financial software purchased by Mosler.

<Page 18>

			       MOSLER INC.


			       Signature

  Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				Mosler Inc.
			       (Registrant)








      Date:  May 13, 1997                 /s/  John W. Castle

					  John W. Castle
					  Acting CFO/Treasurer

<Page 19>