Form 10-K
period 1997-06-28
MOSLER INC
filed 1997-10-15
CIK 792851

		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, DC  20549
					FORM 10-K
(Mark One)
 {X}    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
		SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 28, 1997.

OR

 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________to_________.

Commission file number:                 33-67908

					MOSLER INC.
	(Exact name of registrant as specified in its charter)

Delaware                                             31-1172814
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


8509 Berk Boulevard
Hamilton, Ohio                                          45015-2213
(Address of principal executive offices)                (Zip Code)

(513) 870-1900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
	None
Securities registered pursuant to Section 12(g) of the Act:
	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X      No  ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

There is no market for the Company's common stock.

Common Stock, $0.10 Par Value           2,103,584  shares as of June 28, 1997

				  <1>

					Mosler Inc.
			Index to Annual Report on Form 10-K


Part I                                                           Page

Item  1  Business                                                3-14
Item  2  Properties                                              14,15
Item  3  Legal Proceedings                                       15
Item  4  Submission of Matters to a Vote of Security Holders     16



Part II

Item  5  Market for Registrant's common Equity and Related
	 Stockholder Matters                                     16
Item  6  Selected Financial Data                                 17-19
Item  7  Management Discussion and Analysis                      20-30
Item  8  Financial Statement and Supplementary Data              31
Item  9  Changes in and Disagreement with Accountants
	 on Accounting and Financial Disclosures                 32


Part III

Item 10  Directors and Executive Officers of the Registrant      33,34
Item 11  Executive Compensation                                  35-38
Item 12  Security ownership of Certain Beneficial Owners
	 and Management                                          39
Item 13  Certain Relationships and Related Transactions          40


Part IV

Item 14  Exhibits, Financial Statements Schedule, and Reports
	 on Form 8-K                                             41-45

	 Signatures                                              46


				  <2>

					     Part I
Item 1 - Business

					   The Company

	Mosler Inc. (the Company) is major provider and servicer of security systems and product. The Company manufactures, markets, installs and services security systems and products used by financial institutions and other commercial and industrial entities. Founded in 1867, the Company's business historically was based on the manufacture and sale of vaults, safes and other physical security products. In recent years, the service of such products and the manufacture, marketing, installation and service of electronic security systems has become increasingly important to the Company. The Company estimates that during fiscal year 1997 approximately 57% of its gross profit was generated through the repair and service of security systems and products provided by the Company and others. The Company currently manufactures and sells electronic security systems, access control systems, CCTV systems, burglar alarms, currency handling equipment, drive-in banking systems, modular vaults, vault doors, security containers and safes.

       In 1967, the Company's predecessor in interest, the Mosler Safe Company, was acquired by American Standard Inc. In 1986, The Company was incorporated as a Delaware corporation by an investor group comprised of senior management of the Security Products Division of American Standard Inc. and affiliates of Kelso & Co., Inc. ("Kelso"). In July 1986, the Company acquired the assets and business of the Security Products Division, including the stock of The Mosler Safe Company, from American Standard Inc. for approximately $156 million. The acquisition was financed with approximately $150 million of debt and approximately $15 million of equity.

       On May 23, 1990, the Company merged (the "Merger") with a corporation organized by Kelso Investment Associates IV, L.P. ("KIA IV"), a Delaware limited partnership, and an affiliate. In connection with the Merger and intermediate transactions, all of the shares of the Company's Class A Common Stock (the "Old Common Stock"), were exchanged, at the option of the holder, for either (i) $79 in cash plus .17 shares of the Company's Series D Preferred Stock (the "Cash and Preferred Stock Consideration") or
(ii) 7.9 shares of Common stock and .17 shares of Series D Preferred Stock (the "Common and Preferred Stock Consideration"). Approximately 1,068,127 shares of Old Common Stock, representing 89.4% of the Old Common Stock outstanding prior to the Merger on a fully-diluted basis, were exchanged for the Cash and Preferred Stock Consideration and approximately

				  <3>

127,498 shares of Old Common Stock representing 10.6% of the Company's Old Common Stock outstanding prior to the Merger on fully-diluted basis, were exchanged for the Common and Preferred Stock Consideration. In the Merger, KIA IV and the affiliate purchased an aggregate of 1,400,000 shares of common stock. Also in connection with the Merger, the Company purchased from BancBoston Capital Inc. ("BancBoston") all shares of a previously outstanding series of preferred stock of the Company. All of the transactions described above are collectively referred to herein as the "1990 Transaction."

       Sources of funds for the 1990 Transaction included approximately
$80 million from proceeds of borrowings under a Credit Agreement dated as of May 19, 1990 and approximately $14 million from KIA IV and its affiliate. In conjunction with the 1990 Transaction, Mosler solicited and obtained from the holders of its 12 1/2% Senior Subordinated Debentures due 1998 a consent to amend in certain respects the indenture relating to such Debentures including, but not limited to, increasing the interest rate from 12 1/2% to 13 5/8% for interest accruing after May 23, 1990. The 1990 Transaction resulted in an increase of the indebtedness of the Company from $83.3 million to $163.3 million. The 1990 Transaction was not considered by generally accepted accounting principles to result in a change of control of the Company due to the significant continuing interest of certain stockholders and this resulted in a decrease in the Company's Common stockholders' equity of $83.7 million.

       On July 29, 1993, the Company completed a refinancing transaction whereby it issued $115 million principal amount of 11% Series A Senior Notes due April 15, 2003. A portion of the net proceeds from the notes were deposited in trust to redeem all of the Company's 13 5/8% Senior Subordinated Debentures ($80 million) plus accrued and unpaid interest.

       As of the date hereof, affiliates of Kelso own approximately 65% of the common stock of the Company. The remaining common stock is owned by management, directors and employees of the Company (including shares held in the Company's 401(k) Savings Plan for their benefit, and the Company's ESOP).

       The Company's principal executive offices are located 8509 Berk Boulevard, Hamilton, Ohio 45015 and its telephone number is (513) 870-1900.

				  <4>

				Business
General

       Mosler's broad array of security systems and products includes its proprietary COMSEC/Invisicom monitoring system, which incorporates multi-point alarm and CCTV monitoring and permits a customer with multiple branch locations to report security data to a central location without interfering with the customer's data processing network; the Autobanker drive-in banking system, which delivers transactions efficiently via pneumatic tubes; a microprocessor controlled currency handling system, which improves productivity through high speed counting, sorting, bill facing and counterfeit detection; and bullet resistant teller protection windows and counters. As part of its strategy to expand its electronic security business, Mosler continues to develop technologically sophisticated electronic security products.

       The Company built its reputation as a major provider and servicer of security systems and products by developing and marketing products to meet the demanding security requirements of commercial banks and other financial institutions. The Company believes that the technological expertise it has developed to meet the standards of financial institutions should provide it with competitive advantage as it attempts to expand its sales in the commercial and industrial market.

       To keep pace with the ever changing market conditions, the Company has made several significant changes in its management structure. Historically the Company's sales, service and installation management had been structured geographically. Each region had full profit and loss responsibility for sales, service and installation. With the continued consolidation in the banking industry as well as the commercial sector, the geographical approach has lead to conflicts between regions. As such, the Company has implemented a market channel structure that eliminates the regional approach. To support this change as well as other management goals, the Company is currently implementing a new computer system that will allow it to better manage its operations. In conjunction with the new system, the Company will be changing certain procedures in order to implement a job cost management system. This will improve the matching of revenue and expenses. The system will also allow the Company to better track the performance of projects.

				  <5>

       The Company's service business has been a reliable source of cash flow. Approximately 40% of the Company's service revenues are derived from service agreements for providing ongoing maintenance. Although the majority of the Company's service revenues are derived from servicing products provided by the Company, the Company's service organization is equipped to handle the products of other manufacturers. The Company's 1,110 person service and sales organization operates through approximately 68 offices located throughout the country.

Products

       The Company's two primary products are physical security and electronic security systems.

       The Company's operations can be divided into four general categories: service, electronic security systems, physical security products and international operations. The following table sets forth the Company's net sales from each of these four categories as a percentage of total net sales for each of the last three fiscal years:

					   Percentage of total net sales
					 1997            1996           1995
 Service                                  51.2%           49.0%          49.9%
 Electronic security systems              23.9            24.6           24.8
 Physical security products               20.9            22.0           20.1
 International                             4.4             5.7            5.9
 Elimination of interdivisional sales      (.4)           (1.3)          (0.7)
 Total                                   100.0%          100.0%         100.0%


Service

       The Company believes that the capabilities of its service organization significantly enhance the sale of its products. The Company services electronic security systems, remote drive-in systems and physical security products it produces, as well as products produced by other manufacturers. Service revenues accounted for approximately 51% of the Company's net sales for fiscal 1997.

       During fiscal 1997 service agreement sales decreased $.7 million. Time and material sales remained constant in fiscal 1997. Approximately 40% of the Company's service revenues for fiscal 1997 were generated by services performed under service agreements. The Company offers six
maintenance  plans,  ranging   from   plans   that   provide

				  <6>
service only during business hours to plans that provide service at any time. Service plans generally require advance payment of a specified service fee. The remaining service revenues were generated by individual customer service calls for which the customer was charged for labor and materials.

       The Company employs approximately 956 field service personnel. A majority of the service personnel are located in the Company's 68 domestic offices. The Company maintains a fleet of approximately 875 service vehicles for use by its service personnel.

       To meet increased electronic security systems service requirements and accommodate changes in technology, the Company will be required to increase its servicing capability by continuing and expanding the practice of providing electronic security systems training to a substantial percentage of its existing field personnel, providing follow-up training sessions and recruiting new personnel with electronics systems experience.

Electronic Security Systems

       The Company engineers and manufactures electronic security systems for both financial institutions and commercial and industrial customers. The Company also engineers and manufactures drive-up banking systems for financial institutions. Sales of electronic security systems accounted for approximately 23.9% of the Company's net sales for the year ended
June 28, 1997.

       The Company produces alarm and surveillance systems designed primarily for financial institutions and retail stores. A principal product in this area is the COMSEC security communications system. COMSEC is a central monitoring and control security system designed for use in a single building or a group of buildings anywhere in the United States. COMSEC utilizes two-way communications equipment to enable a console guard to monitor security and fire alarms, control access to remote areas, receive reports and initiate security checks and inquiries. A customer may purchase COMSEC on a modular basis, so that additional system functions and additional remote locations can be added to a COMSEC system at a later date.

       During fiscal 1996 the Company acquired a minority interest in PACOM DATA PTY. Ltd. of Sydney, Australia, a supplier of the Company.
PACOM is a world leader in highly advanced security communications, networking and systems development.

				  <7>

       The Company also provides drive-in and walk-up transaction systems for financial institutions, including equipment permitting sight-and-sound communications between tellers and customers and customer identification. Through a partnership with Toshiba, the Company also markets a line of currency handling equipment including a micro-processor controlled currency handling system which improves productivity through high speed counting, sorting, bill facing and counterfeit detection. The Company also offers burglar alarms that provide signals locally or to a central station.

       Mosler has recently introduced a line of products which provide a higher level of security at both the entrance sites of facilities and also within the facilities. These products, which are sourced from outside suppliers, include automated security portals, turnstiles and metal detectors. The security portals and turnstiles can be integrated with the access control system to ensure only authorized personnel are allowed entry while also reducing requirements for guards. The security portals can also be integrated with metal detectors to provide screening for weapons without direct and continual involvement of a guard.

       The Company's electronic security systems are generally assembled by Company personnel from components manufactured by others, including circuit boards, data processing products and other components purchased both under general contracts and pursuant to specific purchase orders.

       On July 29, 1993, the Company purchased Security Control Systems, Inc. ("Linx") for $6.8 million plus the assumption of certain liabilities and obligations of Linx.

       Linx is a developer of micro-computer based access control systems with an installed base of approximately 250 systems. Linx has provided security services for the U.S. space program as well as various Fortune 500 companies, hospitals, financial institutions and correctional institutions. The Linx acquisition provided the Company with a greater presence in the commercial and industrial sector of the market for electronic security systems.

Physical Security Products
       The Company engineers, purchases and manufactures modular vaults, vault doors, night depositories, safe-deposit boxes, drive-in windows and counter systems for financial institutions. The Company also engineers and manufactures money and record safes and insulated vault doors for financial institutions, United States government agencies and contractors and other commercial and industrial customers. Sales of

				  <8>
physical security products accounted for approximately 21% of the Company's net sales for the year ended June 28, 1997.

       The Company closed its Hamilton, Ohio manufacturing facility on April 2, 1996. The plant closing is part of the Company's ongoing efforts intended to improve its competitive position in the industry. The product lines that had been manufactured at the Hamilton, Ohio plant were transferred to other Company facilities or built to the Company's specifications by other manufacturing companies. The plant closing and related shutdown expenses resulted in a before tax charge of approximately $3.0 million.

       The Company believes that it is the largest provider of Government Containers in the United States. Government Containers are secured file drawers, used by United States government agencies, including branches of the United States armed forces, to protect documents, weapons and other materials from espionage, theft and destruction. The Company also sells its Government Containers to government contractors. United States sales to government agencies and contractors accounted for approximately
4.6%, 4.0% and 4.0% of the Company's net sales in fiscal years, 1997, 1996 and 1995 respectively. Due to increased competition in the physical security product market and anticipated defense and federal government budget levels, the Company does not anticipate any significant future growth in sales to government agencies and contractors.

       The Company manufactures and purchases a variety of physical security products used by financial institutions, including vault doors, night depositories, safe-deposit boxes, drive-in windows, counter systems and safes. The Company also sells certain physical security products, like modular vaults, manufactured by others. The Company's counter systems for financial institutions include bank counters, check desks, coupon booths, under counter steel cabinets, currency storage equipment and a variety of protective devices constructed from bullet resistant material.

       The Company also manufactures and purchases a line of fire and burglary resistant products for commercial and industrial customers designed to protect currency, securities and records. The principal products in this line are money and record safes and insulated vault doors. These products are sold primarily to food and drug retail chain stores, educational institutions and insurance companies. The Company also manufactures a line of Dropository units, used by utilities, libraries, schools, insurance companies and governmental collection offices, designed to permit the payment of bills and the deposit of books and other packages during non-business hours.

				  <9>

International

       The Company markets security products primarily to customers in Mexico, Canada, the Caribbean basin, South America and the Far East.
The Company's international sales accounted for approximately 4.4% of the Company's total net sales for fiscal 1997. The Company maintains direct sales and service offices in Mexico, Canada and the Caribbean and a manufacturing facility for physical security products in Mexico. The Company has also entered into agreements with licensees in Indonesia and the Philippines pursuant to which the licensees are authorized to manufacture and sell certain of the Company's products in accordance with designs, specification and quality standards established by the Company in exchange for the payment of specified fees and royalties. The Company markets products in other international locations through independent dealers. Due to high transportation costs, the Company exports only a limited number of physical security products from its facilities in the United States.

       The Company is attempting to develop new products and services for the international market through participation in ventures with other manufacturers.

       For financial information about the Company's international operations, see Note 13 of the Consolidated Financial Statements.

Principal Markets

       As a result of recent trends in the financial institutions market, the Company believes that sales of electronic security systems to financial institutions will show greater growth than sales of physical security products. Sales of electronic security systems are cost justified by a number of factors, including the need for greater security at remote locations, the desire for centralized monitoring and the reduction of personnel and other costs resulting from the implementation of improved technology. Sales of physical security products are primarily dependent upon branch openings and renovations. In addition, as a result of branch mergers and consolidations, the Company has experienced increased interest by merged banks in integrating existing security systems and implementing labor saving security systems.

       With respect to sales of physical products, the trend toward banking deregulation has resulted in the increased use of "limited branch" operations. In contrast to a full service operation, limited branches are smaller and require fewer physical security products.

				  <10>

       The Company estimates that the revenues generated from initial security product sales to a new limited branch and in connection with a branch renovation are approximately 25% and 50%, respectively, of the revenues generated from initial security product sales to a new full service branch.

       As part of its strategy to expand its presence in the commercial and industrial markets, the Company is attempting to expand sales of its electronic security systems (including access control systems) to commercial and industrial facilities for use in retail chain stores and office and other commercial buildings. The Company has installed integrated electronic security systems at American Honda, Oracle and United Healthcare and continues to provided electronic security systems to K-Mart and J.C. Penney retail chains. Mosler is pursuing the segment of the commercial and industrial electronic security market in which customers have a requirement for a high level of security. Included in this segment are technology firms, brokerage firms, retail chains with large stores, defense contractors, museums and universities. The Company expects access control and CCTV to be a major source of growth in the commercial and industrial electronic security business.

       With the exception of Government Containers, which are sold to a limited group of government agencies and contractors, sales of the Company's products and services are not dependent upon a single customer or a few customers. The Company provides products and services on a nationwide basis, and its business is not dependent on any particular geographic region. The Company's sales are not subject to significant seasonal variations.

Warranty and Service

       The Company generally warrants its products for periods ranging up to one year against defective material and workmanship under normal use and service. The Company's obligations under such warranties are limited to repairing or replacing, free of charge, any defective parts. In negotiating specific sales contracts, the Company may increase or otherwise modify its standard warranties.

Competition

       The Company is subject to competition in the sale and service of physical security products and electronic security systems. Price and service are the principal methods of competition for physical security product sales in the financial institution market. The Company is one of

				  <11>
the largest providers of physical security products for financial institutions although in recent years it's share of this market had declined slightly. The Company's principal competitors in this market are Diebold, Inc., Canton, Ohio and the LeFebure division (Cedar Rapids, Iowa) of De La Rue Co. p.l.c., the United Kingdom. The financial institutions market is also shared by a number of smaller regional and national manufacturers. The Company's principal competitors for physical security products internationally are Chubb & Son plc, the United Kingdom, and Fichet Bauche, France. The Company has experienced significantly greater competition in the commercial and industrial sector for its physical security products and electronic security systems than in the financial institution market.

       The Company believes that it is the largest provider of Government Containers in the U.S. The Company's principal competitor in the production of these Government Containers is Hamilton Products, Amelia, Ohio. Overly Co., located in Greensburg, PA, manufactures security vault doors for United States government agencies in competition with the Company. Competitors in this market must comply with government specifications applicable to each product.

       The Company competes with a number of major manufacturers in the commercial and industrial markets for integrated electronic security systems, including ADT Security Systems, Honeywell Inc. and Litton Industries, Inc. The principal methods of competition in this market are product design features (including customized applications), price and service.

       The Company focuses its marketing efforts for its electronic security systems on customers whose primary concern is security (as opposed to control of heating, ventilation and air-conditioning) and for whom a stand-alone proprietary system may be appropriate. In contrast, many of the Company's competitors emphasize systems controlling heating, ventilation and air-conditioning (with certain security features) or systems which are linked to a central alarm station. Many of the Company's competitors in this market have substantially greater financial resources than the Company and have developed reputations for system design capability.

Sources of Supply

       The Company is not substantially dependent on any one supplier except that the Company purchases electronic locks for Government Containers from the only currently government approved supplier of these
electronic  locks.   The  Company  believes  its  sources  of  supply  for

				  <12>
materials used in manufacturing and assembling its products are adequate for its needs.

Trademarks and Patents

       The Company's principal trademark is the "Mosler" name. The Company has been doing business under the Mosler name since 1867 and has developed a reputation as a major supplier of quality security products. The Company also has a number of other trademarks, including the names "COMSEC," "Invisicom," "Linx," "Autobanker," "Magna" and "Dropository".

       The Company holds patents for 27 security products, including certain remote transaction systems, vault doors, night depositories, locks and safe-deposit boxes. No patent or group of patents is, in the opinion of the Company's management, of material importance to its business.

Backlog

       The Company's backlog of orders was approximately $30.6 million at June 28, 1997 compared with $23.4 million at Junes 29, 1996. The Company expects that substantially all of its backlog at June 28, 1997 will be shipped in the next 12 months. Except for certain long-term contracts, revenue from the sale of the Company's products, after provision for installation, is recognized when products to be installed for customer orders are shipped from the plants.

Government Contracts

       Approximately 4% of the Company's net sales in fiscal 1997 and fiscal 1996 were made under contracts with United States government agencies or contractors. Most government contracts are subject to the provisions of the regulatory statutes applicable to government defense program contracts or subcontracts and contain standard terms, including provisions for price redetermination as well as termination for the convenience of the government. The Company's sales to United States government agencies and contractors are dependent upon the continued approval of its products by the GSA. The Company has been subject to governmental audits of costs under contracts with United States government agencies and contractors. The most recent of such audits was concluded in 1991.

				  <13>

Research and Development

       The Company conducts a research and development program for electronic security systems and physical security products. During fiscal 1997, the Company's research and development costs for electronic security systems and physical security products were $2.1 million and $.1 million, as compared to $2.6 million and $.1 million for such purposes in fiscal 1996.

Environmental Regulation

       Certain of the Company's operations are subject to federal, state and local environmental laws and regulations. The Company believes that the Company is currently in material compliance with all environmental and pollution control laws applicable to the conduct of its business.

Employees

       At June 28, 1997, the Company employed 1703 persons.  Of this number
98 were employed in the manufacture and sale of physical security products, 99 were employed in the manufacture and sale of electronic security systems, 1110 were employed in sales and service operations, 195 were employed in international operations and the remainder provided management, administrative and clerical support. Approximately 201 of the Company's employees are located outside the United States. Employees at two of the Company's four manufacturing plants are covered by collective bargaining agreements with various unions. These agreements expire at various times in 1997.

Item 2  Properties

       The Company owns safe, vault doors, safe-deposit box and other physical security equipment manufacturing facilities in Franklinville, New York, and Mexico City, Mexico. The Company also leases facilities for production of physical security products in Buffalo, New York. Electronic security surveillance systems, remote transaction systems and film cameras are manufactured at a leased facility located in Wayne, New Jersey. A research and development facility for electronic security is leased in Northridge, California. Warehousing facilities for these products are maintained at the above locations. The Company's headquarters is located in Hamilton, Ohio, as is a training and educational center for the Service Division.
During 1996, the Company's plant in Hamilton, Ohio was closed as part of the Company's announced restructuring.

				  <14>

       During the first quarter of fiscal 1998, the Company announced it would shut down its leased Buffalo, New York facility and outsource this production. In connection with this shut down, the Company expects to take a restructuring charge of approximately $360,000 related to severance and fixed asset write-offs.

       The Company leases approximately 77 offices in various locations throughout the United States. These facilities are used for office, warehouse and servicing purposes. The lease terms range from one to seven years and many of the leases are renewable at the Company's option.

       The Company believes that its properties are suitable to its business and have productive capacities adequate for its anticipated needs. However, the Company believes that it may have excess manufacturing capacity and is evaluating various alternatives to address this situation.

       The Company leases and owns a fleet of approximately 875 service vehicles for use by its service representatives. The majority of the fleet is leased. The service vehicles consist of vans (approximately 46%), automobiles (approximately 4%), pick-ups and light duty trucks (approximately 47%), large installation trucks (approximately 1%) and trailers (approximately 2%). The Company replaces approximately one-third of the service vehicles each year.

Item 3  Legal Proceedings

       The Company is involved in routine litigation arising in the ordinary course of its business including claims against the Company involving alleged thefts from facilities in which the Company's security products were installed. The Company does not expect any of such actions to result in a finding that would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

       The Company is from time to time subject to lawsuits arising out of automobile accidents involving the Company's vehicles. The Company is also a party to various other actions arising out of the normal course of its business. The Company maintains liability insurance against risks arising out of the normal course of its business.

       On April 29, 1997 the Company settled a law suit with Dun & Bradstreet Inc. The settlement was favorable to the Company . The case centered around the performance of business and financial software purchased by the Company.

				  <15>

Item 4          Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the quarter ended June 28, 1997.


Part II

Item 5          Market for Registrant's Common Equity and Related
		Stockholder Matters

       The Company's equity securities are not traded in any market. As of September 26, 1997, there were 112 holders of the Company's Common Stock. No dividends have been paid on the Company's Common Stock in the last three fiscal years.

       The Company intends to utilize earnings to pay down debt and fund growth of its business and does not anticipate paying any cash dividends on its Common Stock. Under the various covenants in the Credit Agreement of October 1, 1996, as amended, between the Company and Star Bank (the "Credit Agreement") the Company is limited in paying cash dividends on its Common Stock & Preferred Stock.

				  <16>

Item 6          Selected Consolidated Financial Data

				 Fiscal Year Ended Last Saturday In June
				     1993     1994     1995     1996     1997
					 (dollars in thousands)
Consolidated Statement of Operations Data:
 Net Sales                       $210,622 $214,451 $216,913 $218,260 $208,583
 Gross Profit                      50,130   46,955   51,702   49,124   44,657
 Selling and administrative
 expenses                          35,549   38,689   37,915   36,493   39,378
 Restructuring charges(1)                                      2,989
 Other (income) expenses             (378)     413      (11)    (254)    (489)
 Operating income                  14,959    7,853   13,798   12,885    5,768
 Net interest expense(2)           19,009   17,198   17,021   18,267   18,850

 Loss before income taxes,
 extraordinary item,
 cumulative effect of
 accounting change and
 preferred stock charges.          (4,050)  (9,345)  (3,223)  (5,382) (13,082)

 Provision for income taxes           700      336       59       65       73

 Loss before extraordinary
 item, cumulative effect of
 accounting change and
 preferred stock charges.          (4,750)  (9,681)  (3,282)  (5,447) (13,155)
 Extraordinary item(3)                      (3,054)
 Cumulative effect of
 accounting change(4)                      (10,300)                     7,420
 Net loss                          (4,750) (23,035)  (3,282)  (5,447)  (5,735)
 Preferred stock charges(5)        (6,664)  (6,522)  (8,285)  (8,796)  (9,344)
 Net loss applicable to
 common stockholders             ($11,414)($29,557)($11,567)($14,243)($15,079)
 Loss before extraordinary
 item and cumulative effect
 of accounting change per
 common share                      ($4.71)  ($6.87)  ($5.01)  ($6.51) ($10.58)
 Loss per common share             ($4.71) ($12.52)  ($5.01)  ($6.51)  ($7.09)

(1) Includes costs for closing Hamilton, Ohio manufacturing plant of approximately $3.0 million in 1996.
(2) Represents interest expense applicable to the 13 5/8% Debentures (including amortization of debt discount), the 11% Senior Notes due 2003, interest expense applicable to the indebtedness under the Credit Agreement, cost of interest rate protection agreements, miscellaneous interest expense and non-cash interest expense accrued on unpaid dividends applicable to the Company's preferred stock, all net of interest income. Includes amortization of debt discount and deferred debt issuance costs resulting from the acquisition of the Company from American Standard Inc. in 1986 and the 1990 Transaction.
(3) Includes write-off of debt costs for early retirement of 13 5/8% Debentures.
(4) Includes cumulative effect of adoption of Statement of Financial Accounting Standards No. 106 in 1994 and a change in the method of accounting for service van inventories in 1997.
(5) Includes dividends declared and paid on the Series C Preferred Stock, undeclared and unpaid dividends on the Series D Preferred Stock and amortization of discount on the Series D Preferred Stock. Excludes interest on accrued but unpaid dividends on the preferred stock. The Company has not paid any preferred dividends in cash since fiscal 1990.

				  <17>

			Selected Consolidated Financial Data

				 Fiscal Year Ended Last Saturday In June
				     1993     1994     1995     1996     1997
					   (dollars in thousands)
Consolidated Statement of Operations Data cont'd:
Consolidated Balance Sheet Data:
 Total assets                    $117,792 $122,198 $114,531 $109,125 $107,253
 Long-term debt, including
 current portion                  123,417  131,650  130,552  133,948  127,988
 Redeemable preferred stock        53,440   59,009   68,303   77,737   86,098
 Total common
 stockholders' deficiency(6)     (108,190)(134,960)(148,622)(162,866)(176,465)

(6) Includes a reduction of $83.7 million attributable to the 1990 Transaction.

				  <18>

Results of Operations

The following table sets forth certain operating data of the Company for fiscal 1997, 1996 and 1995.  The following table and discussion separates net sales and gross profit information for certain categories of the Company's products.
					FISCAL YEAR ENDED LAST
					   SATURDAY IN JUNE
					   1997      1996      1995
					(Dollars in Thousands)
 Net sales:
 Service                                 $106,880  $106,901  $108,307
 Electronic security systems               50,038    53,599    53,742
 Physical security products                43,682    47,966    43,628
 International                              9,326    12,502    12,766
 Elimination of interdivisional sales      (1,343)   (2,708)   (1,530)
  Total Sales                             208,583   218,260   216,913
 Gross profit:
 Service                                   25,653    28,944    30,598
 Electronic security systems                7,792     9,611     9,681
 Physical security products                 9,264    10,093     8,003
 International                              1,948     3,465     3,420
  Total Gross Profit                       44,657   *52,113    51,702

 Net interest expense                      18,850    18,267    17,021
 Net loss                                  (5,735)   (5,447)   (3,282)

 Change in Net Sales From Prior
 Periods:
 Service                                     0.0%     -1.3%      1.0%
 Electronic security systems                -6.6%     -0.3%      7.0%
 Physical security products                 -8.9%      9.9%     -5.1%
 International                             -25.4%     -2.1%     -7.6%
 Elimination of interdivisional sales      -50.4%     77.0%     45.8%
 Change in total net sales                  -4.4%      0.6%      1.1%

 Operating data as a Percentage of
 Product Net Sales:
 Gross profit:
 Service                                    24.0%     27.1%     28.3%
 Electronic security systems                15.6%     17.9%     18.0%
 Physical security products                 21.2%     22.2%     18.3%
 International                              20.9%     27.7%     26.8%
 Total gross profit                         21.4%     22.5%     23.8%
 Selling  and administrative expense        18.9%     16.7%     17.5%
 Operating income                            3.2%      7.5%      6.4%

* Does not include Hamilton, Ohio plant closing of approximately $3.0 million.

				  <19>

Item 7  Management's Discussion and Analysis of Financial
	Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements included elsewhere in the Form 10-K. Management's Discussion and Analysis of Financial Condition and Result of Operations contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

The Company is a major provider and servicer of security systems and products to financial institutions. While consolidation within the banking industry has reduced the pace of bank branch construction and intensified competition among providers of security products, the Company believes that consolidation will ultimately benefit its business by creating additional demand both for physical security products as merged branches are remodeled and for electronic security products and services as merged banks continue to integrate and upgrade their electronic security systems. Additionally, the Company believes that its broad product line and technologically sophisticated service and sales organization, combined with its nationwide presence, position it to continue to be a preferred supplier as financial institutions consolidate.

Historically, the Company has also generated significant revenues from the sale of Government Containers. Sales of Government Containers declined from fiscal 1988 to fiscal 1997 from $35.1 million to 9.8 million. The Company believes that the decline in these sales roughly parallels defense procurement spending. Although the Company does not expect the sale of Government Containers to be a source of revenue growth, the Company continues to take steps to make sales of Government Containers profitable at current sales levels.

While the Company has begun to benefit from the recent improvement in banking industry profitability, management continues to pursue a strategy designed to reduce its dependence on the financial institution security market by increasing its focus on the commercial and industrial electronic security systems markets in order to expand its product line to include user-friendly products suited to the specific needs of commercial and industrial customers.

				  <20>

In addition to pursuing its strategy of reducing its reliance of financial institutions, the Company continues to improve its cost position through plant closings, product line rationalization and manufacturing process improvements.

For certain internal reporting purposes, the Company periodically estimates the operating income attributable to its service and international operations and the sale of electronic security systems and physical security products. Such estimates are at best somewhat subjective approximations, in that they involve inexact allocations of overhead and other expenses that are not directly attributable to specific activities. Subject to the foregoing, internal operating income estimates indicate that for the last several years, the sale of both electronic security systems and physical security products have not been profitable; however, when the service operating income is added to them, the Company was profitable on an operating basis. Any profits from international operations have been insignificant. It should be noted that the Company's management increasingly views its operations on an integrated basis.

				  <21>

Fiscal 1997 Compared with Fiscal 1996

Net Sales
The Company's net sales decreased during fiscal 1997 by 4.5% to $208.6 million from $218.3 million in fiscal 1996. The decrease in sales was due primarily to decreases in physical security bank products of $4.3 million, electronic security products of $3.6 million and international of $3.2 million.

Service revenues remained constant in fiscal 1997. There was however a slight shift from service agreement revenue (down $.7 million) to time and material revenue (up $.7 million).

Net sales of electronic security systems decreased by 6.7% to $50.0 million from $53.6 million. The decrease was attributed to decreases in COMSEC and card access sales.

Net sales of physical security products decreased by 9.0% to $43.7 million. Financial institution sales decreased by $2.9 million and commercial products decreased by $1.4 million. In fiscal 1997, financial institutions reduced investment in full service branches and began "in-store/mini-branch" programs. The "in-store/mini-branch" contains one-half the Company's product content versus a full service facility. This resulted in lower Physical Security product orders. As "in-store/mini-branch" programs accelerate, the Company anticipates that the increasing number of locations will offset the lower dollar amount of content per location.

Net sales of the Company's International operations decreased 25.4% to $9.3 million. Continued declines in the Mexican market lead the reduction in sales of $1.9 million. Export sales also trailed the prior year by $1.5 million. This was due primarily to changes in the Company's dealer network.

Gross Profit

Gross profits declined by 14.2% to $44.7 million from $52.1 million in fiscal 1996, before plant closing costs. Gross profit as a percentage of sales decreased to 21.4% for fiscal 1997 from 22.5% for fiscal 1996.

Gross profit from service revenues decreased during fiscal 1997 by 11.0% to $25.7 million from $28.9 million. Gross profit as a percentage of sales decreased in fiscal 1997 to 24.0% from 27.1% in fiscal 1996. The decrease in gross profit dollars as a percentage of sales is due to increases in labor and travel costs.

				  <22>

Gross profit from the sale of electronic security systems decreased by 18.9% to $7.8 million from $9.6 million. Gross profit as a percentage of sales decreased to 15.6% from 17.9% in fiscal 1996. The decrease in gross profit as a percentage and in dollars was due to a decline in volume and increased installation costs. Gross profit from the sale of physical security products decreased by 8.2% to $9.3 million from $10.0 million in fiscal 1996. Gross profit as a percentage of sales decreased to 21.2% from 22.2% in fiscal 1996. The decrease in gross profit was due primarily to a decrease in volume and lower overall product gross margin due to increased price competition.

Gross profit from the Company's International operations decreased by 43.8% to $1.9 million from $3.5 million for fiscal 1996. Gross profit as a percentage of sales decreased to 20.9% from 27.7% in fiscal 1996. The decline in gross profit was primarily due to the reduced volume.

Selling and Administrative Expense

Selling and administrative expenses increased by 8.0% to $39.4 million from $36.5 million. Selling and administrative expenses as a percentage of sales increased to 18.9% in fiscal 1997 from 16.7% in fiscal 1996. The increase was primarily due to increase in personnel associated with service administration.

Operating Income

The Company's operating income during fiscal 1997 decreased by 63.5% to $5.8 million from $15.9 million in fiscal 1996 (before restructuring charges). Operating income as a percentage of sales decreased to 3.2% from 7.5% in fiscal 1996.

Net Interest Expense

Net interest expense, including amortization of debt issuance costs, increased 2.7% to $18.8 million from $18.3 million in fiscal 1996.

				  <23>

Net loss Before Preferred Stock Charges

Net loss before preferred stock charges increased during fiscal 1997 to $5.7 million from $5.4 million in fiscal 1996. Included in the net loss of fiscal 1997 was a one time adjustment of $7.4 million for the cumulative effect of a change in accounting method relating to the capitalization of the service van inventory. Included in the net loss of fiscal 1996 is a one time adjustment of $3.0 million for the Hamilton, Ohio plant closing costs.

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

Plant Closings - Fiscal Years 1997 and 1996

During the first quarter of fiscal 1998, the Company announced it would shut down its leased Buffalo, New York facility and outsource this production.
In connection with this shut down, the Company expects to take a restructuring charge of approximately $360,000 related to severance and fixed asset write-offs.

On January 26, 1996 the Company announced its decision to restructure its manufacturing operations resulting in the closing of its Hamilton, Ohio manufacturing facility. The plant was closed on April 2, 1996. The Company's headquarters remains on Berk Boulevard in Hamilton, Ohio. The plant closing is part of the Company's ongoing efforts intended to improve its competitive position in the industry. The marketplace has changed in recent years and after reviewing all aspects of the operations, including the 350,000 square foot Hamilton plant which opened in 1891, the decision was made to close the plant. The size, age and condition of the Hamilton plant made it virtually impossible to continue to manufacture in a cost effective manner. As part of the restructuring plan, the product lines that have been manufactured at the Hamilton plant were transferred to other Company facilities or are being built to the Company's specifications by other manufacturing companies. The plant closing affected approximately 140 employees. The one time plant closing costs, severance and other related expenses amounted to $3.6 million. The plant closing resulted in a curtailment of the post retirement health benefit and pension liabilities resulting in a net gain of $1.6 million.

				  <24>

The Hamilton plant was sold on July 29, 1996 for $500.00 resulting in a reserve for the loss on the disposal in the amount of $1.7 million included in the $3.6 million plant closing costs for fiscal 1996. Net loss per common share for fiscal 1996 would have been $4.31 per share instead of $5.75 without the cost of the plant closing.

Fiscal 1996 Compared with Fiscal 1995

Net Sales

The Company's net sales increased during fiscal 1996 by 0.6% to $218.3 million from $216.9 million. The increase in sales was due primarily to improvement in physical security bank product sales of $3.7 million.

Service revenues decreased during fiscal 1996 by 1.3% to $106.9 million from $108.3 million. The decrease was attributable to a decline in service agreement sales resulting from continued financial institution mergers and competitive pricing.

Net sales of electronic security systems decreased by 0.3% to $53.6 million from $53.7 million. This decrease was primarily attributable decreases in COMSEC and card access sales partially offset by improved remote transaction and commercial alarm sales.

Net sales of physical security products increased 9.9% to $48.0 million from $43.6 million. Financial institution sales increased 16.8% and counter systems sales increased 7.6% in fiscal 1996 partially offset by a decline in commercial physical product sales. Sales of government security containers increased slightly in fiscal 1996.

Net sales of the Company's International operations decreased 2.1% to $12.5 million from $12.8 million. The decrease was primarily attributable to economic problems and the devaluation of the peso in Mexico. The decrease in the value of the peso was partially offset by an increase in export sales.


Gross Profit

Gross profit before plant closing costs increased during fiscal 1996 by 1.9% to $52.1 million from $51.7 million. Gross profit as a percentage of sales decreased to 22.5% for fiscal 1996 from 23.8% for fiscal 1995.

Gross profit from service revenues decreased during fiscal 1996 by 5.4% to $28.9 million from $30.6 million. Gross profit as a percentage of

				  <25>
service revenues decreased in fiscal 1996 to 27.1% from 28.3% in fiscal 1995. The decrease in gross profit and gross profit as a percentage of revenues is due to the decrease in sales volume without an offset in labor and travel costs partially offset by reduced parts costs.

Gross profit from the sale of electronic security systems decreased 0.7% to $9.6 million from $9.7 million. Gross profit as a percentage of sales from the sales of electronic systems products decreased to 17.9% for fiscal 1996 from 18.0% for fiscal 1995.

Gross profit from the sale of physical security products increased by 25.0% to $10.0 million from $8.0 million. Gross profit as a percentage of sales from the sale of physical security products increased to 22.2% from 18.3% for fiscal 1995. The increase in gross profit and the percentage of gross profit is due to additional gross margins on the increase in sales volume and reduced warranty costs.

Gross profit from the Company's International operations increased by 1.3% to $3.5 million from $3.4 million for fiscal 1995. Gross profit as a percentage of sales from the Company's International operations increased to 27.7% from 26.8% for fiscal 1995. The increase in gross profit was primarily due to improved margins.

Selling and Administrative Expenses

Selling and administrative expenses decreased during fiscal 1996 by 3.8% to $36.5 million from $37.9 million. Selling and administrative expenses as a percentage of sales decreased to 16.7% from 17.5% for fiscal 1995. The decrease was primarily due to reduced administrative expense partially offset by an increase in marketing communications and selling expense.

Operating Income

The Company's operating income during fiscal 1996 before plant closing costs increased 18.8% to $16.4 million from $13.8 million. Operating income as a percentage of sales increased to 7.5% in fiscal 1996 from 6.4% for fiscal 1995. The increase in operating income was due to the increase in gross profit and the reduction in selling and administrative expenses.

Net Interest Expense

	Net interest expense, including amortization of debt issuance costs, increased 7.6% to $18.3 million from $17.0 million.

				  <26>

Net Loss Before Preferred Stock Charges

	Net loss before preferred stock charges increased during fiscal 1996 to $5.4 million from $3.3 million in fiscal 1995. Included in the net loss of fiscal 1995 is a one time adjustment of $3.0 million for Hamilton Ohio plant closing costs.


Liquidity and Capital Resources

	On October 9, 1997 the Company entered into an Amendment to its Financing Agreement with the bank group, Agented by Star Bank, N.A., whereby previous financial covenant defaults were waived and future financial covenants were reset. Under the terms of the Amendment, the credit facility would be reduced to $25 million if Star Bank acquires its co-lender's share of the credit facility. The reduction in the size of the credit facility would not impact the Company's current borrowing capacity because of the recent decrease in current assets, arising from improved cash management, has already caused a decline in the amount that the Company could borrow under
the Financing Agreement.   Effective January 2, 1998 and provided no event
of default has occurred, the credit facility will be increased to $27.75 million. Borrowings under the credit facility continue to bear interest at the prime lending rate plus 0.5%.

	Cash provided by operating activities was $14.5 million for fiscal 1997 as compared to cash used of $1.5 million in fiscal 1996 for a favorable variance of $16.0 million. The favorable variance was due to overall cash management techniques implemented by the corporation. The Company has increased its efforts in cash collection as well as improved the controls over cash disbursements. The Company has increased the use of billing terms which require down payments on receipt of order. It has also improved the management of past due accounts. Accounts receivable decreased $6.5 million in fiscal 1997 as compared to an increase of $8.7 million in fiscal 1996.
The decrease was due to lower revenue levels and increased collection efforts.

	The Company's unfinanced capital expenditures were $2.7 million for fiscal 1997 as compared to $4.8 million for fiscal 1996. Funds required for the Company's future capital expenditures will come from several sources, including operating cash flow, the Company's revolving credit facility and third-party financing to the extent permitted by the Company's debt instruments. The Company's operating plan for fiscal 1998 anticipates capital expenditures of $2.5 million.

	The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

				  <27>

	The Company was not in compliance with the financial covenants related to its line of credit and term loan and has obtained a waiver on such covenants as of the date of the most recent balance sheet. Such covenants have since been amended.

	The Internal Revenue Service (IRS) has conducted examinations of the Company's income tax returns for fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company has agreed to certain issues and has previously recorded a provision for additional income tax and interest in the accompanying consolidated financial statements. Three issues remain unresolved, and the IRS has issued deficiency notices on these issues. The issues related to 1) the allocation of the Company's purchase price of assets from American Standard, 2) the value of the Company's Series C preferred stock contributed to its ESOP and
3) the deduction of certain costs incurred in connection with the 1990 transaction. This matter should not affect liquidity in fiscal year 1998.

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

	The Company capitalized costs amounting to approximately $7.1 million in connection with the 1990 transaction involving debt and common stock, and is amortizing such costs over the life of the related debt. The IRS has taken the position that all costs incurred in connection with a redemption of stock are non-deductible and propose to disallow the full amount. In August, 1996, Congress passed the Small Business Act. Act Section 1704 (p) amended Internal Revenue Code Section 162 (k) retroactive to 1986. The amendment added an exception to IRC 162 (k) for "amounts that are properly allocated to indebtedness and amortized over the term of such indebtedness." This exception should eliminate a substantial portion of the IRS' assessment for stock redemption - related costs.

	If the IRS's proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $3.7 million

				  <28>
plus interest through 1993. The Company would have a future tax liability of approximately $2.4 million for the same issues carrying forward into, as yet, unaudited years.

	Management believes that it has meritorious defenses to the adjustment proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome.
On December 9, 1994 and October 6, 1995, the Company filed a protest to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting, letters were issued on April 10, 1996 and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues. The Company responded to the questions relating to the intangible asset valuation issue on June 28, 1996.

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


New Accounting Standards

	SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard will result in additional financial statement disclosures.

				  <29>

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this new standard may result in additional financial statement disclosures.

				  <30>

Item 8 Financial Statements and Supplementary Data


                                                                            Page
Report of Independent Auditors (Deloitte & Touche LLP)                      F-1

Report of Independent Auditors (Ernst & Young LLP)                          F-2

Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996           F-3, F-4

Consolidated Statements of Operations for the years ended June 28, 1997
June 29, 1996 and June 24, 1995                                             F-5

Consolidated Statements of Common Stockholders' Deficiency for the
years ended June 28, 1997, June 29, 1996 and June 24, 1995                  F-6

Consolidated Statements of Cash Flows for the years ended June 28, 1997,
June 29, 1996 and June 24 1995                                              F-7

Notes to Consolidated Financial Statements                                  F-8 to F-23


				  <31>

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

				  <32>

Part III


Item 10 Directors and Executive Officers of the Registrant

The following are the directors and executive officers of the Company as of June 28, 1997.

Name                    Age     Position                       Position Since
Michel Rapoport         55      Chief Executive Officer,       1995
				President and Director

John W. Castle          32      Acting CFO, Treasurer          1997
				and Assistant Secretary

George W. Werden        48      General Counsel and Secretary  1997

William A. Marquard     77      Director                       1986

Thomas R. Wall IV       39      Director                       1990

Nicholas M. Georgitsis  62      Director                       1991

Robert A. Young III     56      Director                       1988


	Mr. Rapoport was elected President and Chief Executive Officer in March 1995. Mr. Rapoport was formerly Vice President, Pitney Bowes International and Chairman, Pitney Bowes France since 1986.

	Mr. Castle was appointed Acting CFO, Treasurer and Assistant Secretary in April 1997.

	Mr. Werden was appointed General Counsel and Secretary of the Company in May 1997.

	Mr. Marquard is Chairman of the Board of Arkansas Best Corporation, primarily engaged, through its motor carrier subsidiaries, in less-than truckload shipments of general commodities, Chairman Emeritus of American Standard Inc. a producer of air conditioning systems, bathroom and kitchen fixtures, and fittings, and braking systems for heavy trucks and buses, and Vice Chairman of Kelso, an investment banking firm. He is also a Director of Americold Corporation, Earle M. Jorgensen Company, and Treadco, Inc.

	Mr. Wall has been associated with Kelso since 1983, most recently as Managing Director. He is also a Director of Lebanon Valley Offset, Inc., Mitchell Supreme Fuel Company, Tyler Refrigeration Inc., Club Car, Inc. and King Broadcasting Corporation.

				  <33>

	Mr. Young has been a member of the Board of Directors of the Company since 1988. Mr. Young has been President since 1973 and Chief Executive Officer since 1988 of Arkansas Best Corporation, Chief Executive Officer of Treadco, Inc., a company engaged in tire retreading and commercial truck tire sales, since 1991, and President of ABF Freight System, Inc. company which concentrates on long-haul transportation of general commodities freight, since 1979. He is also Director of Treadco, Inc., ABF Freight System, Inc. and Arkansas Best Corporation.

	Mr. Georgitsis has been a member of the Board of Directors of the Company since 1991. Mr. Georgitsis has been an independent business consultant since his retirement from American Standard Inc. in 1992. Since his retirement he has also provided services for Kelso. Prior to that time, he was associated with American Standard in various executive positions since 1979, most recently as Senior Vice President, Transportation Products. He is also a Director of Tyler Refrigeration Inc. and Treadco, Inc.

				  <34>

Item 11 Executive Compensation

	The following table discloses compensation paid by the Company for fiscal years, 1997, 1996, and 1995 to its chief executive officer and other executive officers whose compensation was in excess of $100,000 for fiscal
1997.
					     Summary Compensation Table
			      Fiscal          Annual          Compensation
Name and Principal Position   Year            Salary (1)      Bonus (2)
						 ($)               ($)
Michel Rapoport               1997            $320,004        $165,000
President and                 1996            $303,334         $75,000
Chief Executive Officer       1995(4)           88,654            -0-

Paul F. Jeanmougin            1997(5)         $ 90,258         $ 9,900
CFO, Treasurer and            1996              90,584          18,933
Assistant Secretary           1995              82,617            -0-

(1) Amounts listed as salary include premiums paid on health and life insurance polices.

(2) Bonuses are paid to management employees based upon a percentage of each employee's salary range midpoint. Such percentage varies with the position of the employee in the Company.

(3) The Company also provides certain incidental benefits, but the aggregate amount of such benefits does not exceed 10% of the total annual salary and bonus for the named individual.

(4)     Joined the Company as President and Chief Executive Officer in
	March 1995.

(5)     Mr. Jeanmougin was no longer employed by the Company effective
	December, 1996.

Stock Option Plan

	The Company's stock option plan provides for the granting of options to purchase up to 160,000 shares of common stock. Options are granted with exercise prices and vesting schedules established by the Stock Option Committee of the Board of Directors, and expire ten years after grant. To date, the Company has granted options, with exercise prices of $10.00 per share, to purchase a total of 42,850 shares of common stock. The Company granted 2,500 options to officers in fiscal 1997.

				  <35>

Fiscal 1997 Year-End Options Values

	The following table provides information on the number of common shares underlying unexercised options held by the executive officers named on the Summary Compensation Table:
		       Number of Underlying
			   Unexercised              Value of Unexercised
			Options at Fiscal           In-The-Money Options at
			  1997 Year-End              Fiscal 1997 Year-End

Name               Exercisable   Unexercisable   Exercisable   Unexercisable
Michel Rapoport        -0-           -0-             -0-           -0-

Note: Options are exercisable at $10.00 per share. The Company common stock has been appraised as of June 30, 1997 at $2.40 per share.

Benefit Plans

	Retirement Plan. The Company maintains a non-contributory defined benefit retirement plan (the "Retirement Plan") for salaried employees, including executive officers. The Retirement Plan provides retirement benefits based on credit years of service and average compensation, comprised solely of the Salary portion of Annual Compensation reported on the Summary Compensation Table, for the highest five consecutive calendar years of the final ten calendar years of employment. Service with American Standard Inc. is included in calculating credit years of service.

	On August 31, 1994, the Company froze the Retirement Plan. As a consequence, the accrual of the benefits for covered employee's ceased on that date and years of service after that date will not be included in calculating credit years of service.

	Benefits payable pursuant to the plan are reduced by Social Security Benefits and other benefits payable under the American Standard Inc. plans and the pension equivalent of monthly pension payments, subject to approval by the Administrative Committee of the Board of Directors in certain cases and, in the case of officers, the additional approval of the Board of Directors.

	As of August 31, 1994, the individuals named in the Summary Compensation Table have the following years of credited service for purposes of this plan: Michel Rapoport - 1 year.

  Highest
  5-Year
  Average                                 Years of Service
Compensation 5      10      15      20      25      30      35      40
 $100,000    $7,500 $15,000 $22,500 $30,000 $37,500 $45,000 $52,500 $60,000
 $150,000    11,250  22,500  33,750  45,000  56,250  67,500  78,750  90,000
 $200,000    15,000  30,000  45,000  60,000  75,000  90,000 105,060 120,000
 $250,000    18,750  37,500  56,250  75,000  93,750 112,500 131,250 150,000
 $300,000    22,500  45,000  67,500  90,000 112,500 135,000 157,500 180,000
 $350,000    26,250  52,500  78,750 105,000 131,250 157,500 183,750 210,000

				  <36>

	Employee Stock Ownership Plan. The ESOP is a noncontributory defined contribution stock bonus plan in which all of the Company's domestic employees not covered by a collective bargaining agreement are eligible. The ESOP primarily invests in the Company's Series C Preferred Stock and common stock. Company contributions are discretionary but will not exceed 15% of aggregate total compensation to participating employees. The Company has made contributions to the ESOP in shares of Series C Preferred Stock and in cash, and prior to the 1990 Transaction made contributions of Class "A" Common Stock. The ESOP received 225,000 shares of Common Stock as part of the 1990 Transaction and received shares of Series D Preferred Stock in connection with the 1990 Transaction. Contributions to the ESOP are allocated to individual accounts in proportion to the participant's compensation and vest over a seven-year period. No contributions were made to the ESOP by the Company on behalf of the named individuals included in the Summary Compensation Table.

	The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses. The Company estimates that its cash purchases from ESOP will be approximately $3.2 million in fiscal 1997, in order to fund payments to retired, terminated and deceased employees. In fiscal 1993, the trustee of the ESOP elected to defer participant distributions in substantially equal annual payments over a period of five years in order to minimize cash contributions by the Company to the ESOP.

	Voting rights for share held by the ESOP are generally exercised by the Administrative Committee of the Board of Directors except with respect to certain major proposals, in which case the participants have the right to exercise voting rights.

	Savings Plan. The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code of 1986 under which designated groups of non-union employees with one year of service, including all executive officers, may participate. Under the savings plan, a participant may contribute from 2% to 10% of compensation, which is eligible for 50% matching contributions from the Company. A participant may contribute over 6% but any excess will not be matched by the Company. On February 1, 1992, the matching contribution was suspended indefinitely by the Company.
Participants became vested in Company contributions to the extent of 20% after 3 year and thereafter at the rate of 20% per year.

	No amounts were deferred pursuant to the savings plan by the named individuals included in the Summary Compensation Table.

Executive Severance Agreement

	The Company entered into an employment agreement on February 13, 1996 with Michel Rapoport, President and Chief Financial Officer of the Company as of March 15, 1996. Pursuant to the agreement, prior to July 1, 1998, if Mr. Rapoport's employment is terminated because of his death, disability, change in control of the Company or is terminated without cause, he will receive one year's salary, the annual bonus he would have been entitled to receive for the fiscal year in which his employment is terminated and the portion of the long term incentive compensation attributable to the period employed by the Company.

				  <37>

Director Compensation

	The Company pays an annual retainer plus a per meeting fee to those directors who are not employees of the Company or Kelso. Currently, the Company pays an annual retainer of $15,000 plus $500 per day for each director's meeting attended. The Company also reimburses such persons for travel and incidental expenses incurred in connection with attending directors' meetings. Employees of the Company and Kelso do not receive any additional compensation for serving as director.

	The Compensation Committee of the Board of Directors (the "Committee") is composed of three independent, outside directors. The members of the Committee for fiscal 1996 were Messrs. Georgitsis, Marquard and Wall. The Committee had the overall responsibility of reviewing and recommending specific compensation levels for executive officers to the full Board of Directors. The Committee also receives and reports to the Board on Company programs for developing senior management personnel. Compensation decisions for fiscal 1997 followed the same pattern as fiscal 1996.

	The performance incentive compensation, which is paid out in the form of an annual cash bonus, was established by the Committee to provide a direct financial incentive to achieve corporate and operating goals. At the beginning of each fiscal year, the Committee establishes a target bonus for executive officers based on individual performance goals and on Company performance.

				  <38>

Item 12  Security Ownership of Certain Beneficial Owners and Management

	The following table presents certain information concerning ownership of equity securities of the Company as of August 1, 1997 by (I) Directors,
(ii) Executive Officers named in the Summary Compensation Table, (iii) all
Directors and Executive Officers as a group and (iv) all persons known by the
Company to beneficially own more than 5% of each class.
							      Series C                  Series D
					  Common Stock        Preferred Stock        Preferred Stock
				      Shares                 Shares                 Shares
				      Beneficially  Percent  Beneficially  Percent  Beneficially  Percent
				      Owned (a)    of class  Owned (a)    of class  Owned (a)    of class

Name
William A. Marquard                      15,000      *
Nicholas M. Georgitsis                    2,000      *
Robert A. Young III                       5,000      *
Thomas R. Wall IV (b)                 1,400,000    66.6%                             126,208     63.8%
Directors and Executive Officers      1,422,000    67.6%                             126,208     63.8%
as a Group (7 persons)

Kelso Investment Associates II, L.P.                                                  85,000     43.0%
Kelso Mosler Partners, L.P.                                                           41,208     20.8%
Kelso Investment Assoc. IV, L.P.      1,330,000    63.2%
Kelso Equity Partners II, L.P.           70,000     3.3%
Joseph S. Schuchert (b)               1,400,000    66.6%                             126,208     63.8%
Frank T. Nickell (b)                  1,400,000    66.6%                             126,208     63.8%
George E. Matelich (b)                1,400,000    66.6%                             126,208     63.8%
BancBoston Capital Inc.                                                               13,784      7.0%
Mosler Inc. Employee
Stock Ownership Plan                    188,883     9.0%     338,270      100%         8,114      4.1%

*    Less than 1%

(a) Beneficial ownership includes shares of common stock which may be acquired pursuant to currently exercisable options or options which become exercisable within sixty (60) days and includes shares of common stock held in the Employees Savings Plan.

(b) Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares of Company common stock and Series D Preferred Stock owned of record by Kelso Investment Associates II, L.P., Kelso Mosler Partners, L.P., Kelso Investment Associates IV, L.P. and Kelso Equity Partners II, L.P. by virtue of their status as general partners of such partnerships. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities owned by the Kelso affiliates.

     The address of Mr. Marquard is Eaglestone Farm, 6600 Walnut Grove Road, Carlisle, Kentucky, 40311. The address of Mr. Georgitsis is 736 Lake Avenue, Greenwich, Connecticut 06830. The address of Mr. Young is 1000 South 21st Street, Fort Smith, Arkansas 72901. The address of Mr. Wall and the Kelso entities is 350 Park Avenue, New York, New York 10022. The address of all other persons listed above is 8509 Berk Boulevard, Hamilton, Ohio 45015-2213.

				  <39>

Item 13 Certain Relationship and Related Transactions.

	From time to time the Company has had transactions with its directors, executive officers and principal shareholders. The Company believes that these transactions have been on terms no less favorable to the Company than could have been obtained from an unaffiliated third party. The Company has adopted a policy that all transactions with affiliates, including directors and shareholders owning more than 5% of the common stock, will be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and must be approved by a majority of the disinterested independent directors. The Company is party to a management agreement with Kelso pursuant to which Kelso has been paid fees of $200,000 in each of the last three fiscal years. This continuing agreement was approved by all directors including the disinterested directors.

				  <40>

PART IV

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:
								   Page
	  1.  Financial Statements are included in pages           F1-F23

	  2.  Schedule II - Valuation and Qualifying Accounts      43


All other schedules have been omitted as they are not applicable, not required, or the information required thereby is set forth in the financial statements or the notes thereto.

	  3.  Exhibits        Description
	      *** 3.1         Certificate of Incorporation, as amended of Mosler.
		* 3.2         By-laws of Mosler.
	      *** 3.3         Certificate of Incorporation, as amended by Security
			      Control Systems, Inc.
	      *** 3.4         By-laws of Security Control Systems, Inc.
	      *** 4           Indenture for 11% Series A Senior Notes due 2003 and
			      11% Senior Notes due 2003 dated as of July 29, 1993.
	    **** 10.1         Credit Agreement September 1, 1995.
	     *** 10.2         1990 Stock Option Plan.
	       * 10.3         Employee Stock Ownership Plan, dated June 1, 1987.
	       * 10.4         Amendment No. 1 to Employee Stock Ownership Plan,
			      dated December 6, 1988.
	     *** 10.5         Mosler Employee's Savings Plan and Trust, Amended
			      and Restated through July 1, 1992.
	     *** 10.6         Securities Purchase Agreement by and between each of
			      the Common Shareholders of Security Control Systems,
			      Inc., as Sellers and Mosler Inc. as Purchaser with
			      Respect to the Acquisition of Security Control Systems,
			      Inc.
	     *** 10.9         Securities Purchase Agreement by and between El
			      Dorado Ventures, a California Limited Partnership, and
			      Mosler, Inc. as Purchaser with Respect to the
			      Acquisition of Security Control Systems, Inc. dated
			      July 21, 1993.

				  <41>

	      ** 10.10        Agreement of Sale and Purchase, The Security Products
			      Division of American Standard, Inc., including
			      the Mosler Safe Company, a subsidiary of
			      American Standard, Inc.
	       * 10.11        Agreement Plan of Merger and Plan of
			      Reorganization between Kelso Mosler Acquisition,
			      Inc. and Mosler Inc. dated May 1, 1990.
		 18           Letter re: Change in Method of Accounting
		 21           Subsidiaries of the Registrant
		 27.0         Financial Data Schedule


* Incorporated by reference to the exhibits to Securities Act of 1933 Form S-18 Registration No. 33-36426

** Incorporated by reference to the exhibits to Securities Act of 1933 Form S-1 Registration No. 33-5184

*** Incorporated by reference to the exhibits to Securities Act of 1933 Form S-1 Registration No. 33-67908

****    Incorporated by reference to June 24, 1995 Form 10-K

(b)     Reports on Form 8-K.

	No reports on Form 8-K were filed in the fourth quarter.


	SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

	1.  THE REGISTRANT DID NOT SEND AN ANNUAL REPORT TO ITS
	    SECURITY HOLDERS FOR FISCAL 1997.

				  <42>

	 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES MOSLER INC.
			     (In Thousands)


				Balance at  Charged to   Deductions  Balance
				Beginning   Costs and    Other       At End
Description                     of Period   Expenses     Accounts(1) of Period
Year ended June 28, 1997
Allowance for doubtful accounts       993        128         (249)        872

Year ended June 29, 1996
Allowance for doubtful accounts     1,158        432         (597)        993

Year ended June 24, 1995
Allowance for doubtful accounts     1,158        463         (463)      1,158

(1) Represents amounts charged against the allowance net of recoveries.

				  <43>

Exhibit 18



October 2, 1997

The Board of Directors
Mosler Inc.

We have audited the consolidated balance sheets of Mosler Inc. as of June 28, 1997 and June 29, 1996 and the related consolidated statements of operations, common stockholders' deficiency and cash flows for the years then ended, included in your Annual Report on Form 10-K to the Securities and Exchange Commission and have issued our report thereon dated October 2, 1997.
Note 3 to such consolidated financial statements contains a description of your adoption during the year ended June 28, 1997 of a change in the method of accounting for service van inventories. In our judgment, such change is to an alternative accounting principle that is preferable under the circumstances.

Yours truly,


/S/  DELOITTE & TOUCHE  LLP

Cincinnati, Ohio

				  <44>

Exhibit 21

		     SUBSIDIARIES OF THE REGISTRANT
Subsidiary                              Jurisdiction of Incorporation
Mosler de Mexico S.A. de C.V.           Mexico

Mosler Canada Inc.                      Canada

Mosler of Alabama, Inc.                 Alabama


				  <45>

				SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Mosler Inc.
			       (Registrant)

Date:   October 14, 1997                By:   /S/ Michel Rapoport
					      Michel Rapoport
					      President and
					      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   October 14, 1997                By:   /S/ Michel Rapoport
					      Michel Rapoport
					      President and
					      Chief Executive Officer
					      (Principal Executive Officer)

Date:   October 14, 1997                By:   /S/ John W. Castle
					      John W. Castle
					      Acting Chief Financial Officer
					      and Treasurer
					      (Principal Financial Officer and
					      Principal Accounting Officer)

Date:   October 14, 1997                By:   /S/  Nicholas M. Georgitsis
					      Nicholas M. Georgitsis
					      Director

Date:   October 14, 1997                By:   /S/  William A. Marquard
					      William A. Marquard
					      Director

Date:   October 14, 1997                By:   /S/  Thomas R. Wall IV
					      Thomas R. Wall IV
					      Director

Date:   October 14, 1997                By:   /S/  Robert A. Young III
					      Robert A. Young III
					      Director

				  <46>

MOSLER INC.
Consolidated Financial
Statements for the Years Ended June 28, 1997,
June 29, 1996, and June 24, 1995
and Independent Auditors' Report

MOSLER INC.

TABLE OF CONTENTS
							    Page
INDEPENDENT AUDITORS' REPORT                                F1
FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 28, 1997,
JUNE 29, 1996, AND JUNE 24, 1995:
Consolidated Balance Sheets                                 F3
Consolidated Statements of Operations                       F5
Consolidated Statements of Common Stockholders' Deficiency  F6
Consolidated Statements of Cash Flows                       F7
Notes to Consolidated Financial Statements                  F8

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Mosler Inc.

We have audited the accompanying consolidated balance sheets of Mosler Inc. as of June 28, 1997 and June 29, 1996 and the related consolidated statements of operations, common stockholders' deficiency and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended June 28, 1997 and June 29, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mosler Inc. at June 28, 1997 and June 29, 1996 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company is currently undergoing an audit of its federal income tax returns for the years 1988 through 1993.

As discussed in Note 3 to the consolidated financial statements, effective June 30, 1996, the Company changed its method of accounting for service van inventory.

/S/  DELOITTE & TOUCHE LLP

October 2, 1997
Cincinnati, Ohio

				  <F1>

Report of Independent Auditors

The Board of Directors
Mosler Inc.

We have audited the accompanying consolidated statements of operations, common stockholders' deficiency and cash flows of Mosler Inc. for the year ended June 24, 1995. Our audit also included the information relating to the year ended June 24, 1995 reported on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operation and cash flows of Mosler Inc. for the year ended June 24, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the information related to the year ended June 24, 1995 on the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company is currently undergoing an audit of its federal income tax returns for the years 1988 through 1991. The ultimate outcome of the IRS audit cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.

						/S/     ERNST & YOUNG LLP

September 8, 1995
Cincinnati, Ohio

				  <F2>

MOSLER INC.

CONSOLIDATED BALANCE SHEETS
JUNE 28, 1997 AND JUNE 29, 1996
(In Thousands of Dollars Except Share Data)
						June 28,     June 29,
ASSETS                                           1997          1996
CURRENT ASSETS:
  Cash and cash equivalents                    $     389    $       -
  Accounts receivable                             47,538       54,172
  Inventories                                     23,299       13,528
  Other current assets                             1,237          575
	  Total current assets                    72,463       68,275

FACILITIES:
  Land and land improvements                         802        1,146
  Buildings                                        4,809        7,853
  Machinery and equipment                         37,852       34,257
  Improvements in progress                           296        1,236
	  Gross facilities                        43,759       44,492
  Less accumulated depreciation                   32,935       33,091
	  Net facilities                          10,824       11,401

OTHER ASSETS:
  Service agreements (net of accumulated
   amortization of $49,702 at June 28, 1997
   and $45,190 at June 29, 1996)                  13,537       18,049
  Deferred debt issuance costs (net of
   accumulated amortization of $5,420 at
   June 28, 1997 and $4,858 at June 29, 1996)      3,291        3,853
  Goodwill (net of accumulated amortization
   of $6,225 at June 28, 1997 and $4,716
   at June 29, 1996)                               4,548        6,057
  Intangible pension asset                           964          291
  Other                                            1,626        1,199

TOTAL                                          $ 107,253    $ 109,125

See accompanying notes to consolidated financial statements.

				  <F3>

MOSLER INC.

CONSOLIDATED BALANCE SHEETS
JUNE 28, 1997 AND JUNE 29, 1996
(In Thousands of Dollars Except Share Data)

LIABILITIES, REDEEMABLE STOCK AND COMMON        June 28,     June 29,
 STOCKHOLDERS' DEFICIENCY                        1997         1996

CURRENT LIABILITIES:
  Accounts payable                             $  17,574    $   9,923
  Accrued liabilities:
    Compensation and payroll taxes                 4,274        3,101
    Product warranty                                 857        1,240
    Accrued workers' compensation                  4,746        5,011
    Accrued interest                               5,772        5,962
    Other                                          5,858        8,988
  Unearned revenue                                17,021       13,366
  Income taxes payable                               233          299
  Current portion of long-term debt                1,317        1,000
	  Total current liabilities               57,652       48,890

OTHER LIABILITIES:
  Long-term debt                                 126,671      132,948
  Accrued pension and other benefit
  liabilities                                     13,297       12,416
	  Total other liabilities                139,968      145,364

REDEEMABLE STOCK:
  Series D increasing rate preferred stock        47,135       40,302
  Series C adjustable rate preferred stock        38,554       35,424
  Common stock                                       409        2,011
	  Total redeemable stock                  86,098       77,737

COMMON STOCKHOLDERS' DEFICIENCY:
  Common stock, $.10 par value; 4,000,000
   shares authorized, 2,539,181 shares issued        254          254
  Accumulated deficit                           (170,719)    (155,640)
  Excess of additional pension liability over
   unrecognized prior service cost                   (13)        (546)
  Redemption value of common stock
   held by ESOP                                     (409)      (2,011)
  Foreign currency translation adjustments        (1,200)      (1,123)
	  Total                                 (172,087)    (159,066)
  Less treasury stock, at cost (438,446
   shares at June 28, 1997 and 381,888 shares
   at June 29, 1996)                              (4,378)      (3,800)
	 Total common stockholders' deficiency  (176,465)    (162,866)

TOTAL                                          $ 107,253    $ 109,125

See accompanying notes to consolidated financial statements.

				  <F4>

MOSLER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 28, 1997 AND JUNE 29, 1996 AND JUNE 24, 1995
(In Thousands of Dollars Except Share Data)

						    Years Ended
					  June 28,    June 29,    June 24,
					    1997        1996        1995
NET SALES:
  Service                                $ 106,880   $ 106,901   $ 108,307
  Products                                 101,703     111,359     108,606
    Total net sales                        208,583     218,260     216,913

COST OF SALES:
  Service                                   81,227      77,957      77,709
  Products                                  82,699      88,190      87,502
  Restructuring                                  -       2,989           -
    Total cost of sales                    163,926     169,136     165,211
    Gross profit                            44,657      49,124      51,702

SELLING AND ADMINISTRATIVE EXPENSES        (39,378)    (36,493)    (37,915)
OTHER INCOME                                   489         254          11
OPERATING INCOME                             5,768      12,885      13,798

DEBT EXPENSE:
  Interest expense                          18,317      17,526      16,477
  Amortization of debt issuance costs
  and expense                                  576         876         732
  Interest income                              (43)       (135)       (188)
	  Total                             18,850      18,267      17,021

LOSS BEFORE INCOME TAXES, CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING AND
  PREFERRED STOCK CHARGES                  (13,082)     (5,382)     (3,223)
PROVISION FOR INCOME TAXES                      73          65          59
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING AND PREFERRED
  STOCK CHARGES                            (13,155)     (5,447)     (3,282)
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING                              7,420           -           -
NET LOSS BEFORE PREFERRED STOCK CHARGES     (5,735)     (5,447)     (3,282)

PREFERRED STOCK CHARGES:
  Dividends                                 (8,672)     (7,819)     (7,540)
  Amortization of discount                    (672)       (977)       (745)
	   Total                            (9,344)     (8,796)     (8,285)
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                      $ (15,079)  $ (14,243)  $ (11,567)

PER COMMON SHARE:
  Loss before cumulative effect of
  change in accounting                   $  (10.58)  $   (6.51)  $   (5.01)
  Cumulative effect of change
  in accounting                               3.49           -           -
Net loss applicable to
common stockholders                      $   (7.09)  $   (6.51)  $   (5.01)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                            2,126,527   2,189,010   2,308,267

See accompanying notes to consolidated financial statements.

				  <F5>

MOSLER INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JUNE 24, 1995
(In Thousands of Dollars Except Share Data)


										 Redemption
					       Common                              Value of       Foreign
						Stock                                Common      Currency
					     $.10 Par  Accumulated     Pension   Stock Held   Translation  Treasury
						Value      Deficit   Liability      By ESOP   Adjustments     Stock       Total
BALANCE AT JUNE 24, 1994                         $254    $(129,830)    $(1,445)     $(1,856)          $41   $(2,124)  $(134,960)
 Net Loss                                                   (3,282)                                                      (3,282)
 Foreign currency translation adjustment                                                             (968)                 (968)
 Purchase of 105,554 shares of common stock                                                                    (915)       (915)
 Dividends on Series C preferred
  stock ($18.37 per share)                                  (4,996)                                                      (4,996)
 Dividends on Series D preferred
  stock ($13.00 per share)                                  (2,544)                                                      (2,544)
 Amortization of discount on Series D
  preferred stock                                             (745)                                                        (745)
 Charge in connection with minimum
  pension liability                                                        (64)                                             (64)
 Net increase in redemption value
  of common held by ESOP                                                               (148)                               (148)

BALANCE AT JUNE 24, 1995                          254     (141,397)     (1,509)      (2,004)         (927)   (3,039)   (148,622)
 Net Loss                                                   (5,447)                                                      (5,447)
 Foreign currency translation adjustment                                                             (196)                 (196)
 Purchase of  83,253 shares of common stock                                                                    (761)       (761)
 Dividends on Series C preferred
  stock ($17.70 per share)                                  (5,275)                                                      (5,275)
 Dividends on Series D preferred
  stock ($13.00 per share)                                  (2,544)                                                      (2,544)
 Amortization of discount on Series D
  preferred stock                                             (977)                                                        (977)
 Charge in connection with minimum
  pension liability                                                        963                                              963
 Net increase in redemption value
  of common held by ESOP                                                                 (7)                                 (7)

BALANCE AT JUNE 29, 1996                          254     (155,640)       (546)      (2,011)       (1,123)   (3,800)   (162,866)
 Net Loss                                                   (5,735)                                                      (5,735)
 Foreign currency translation adjustment                                                              (77)                  (77)
 Purchase of  56,558 shares of common stock                                                                    (578)       (578)
 Dividends on Series C preferred
  stock ($17.81 per share)                                  (5,785)                                                      (5,785)
 Dividends on Series D preferred
  stock ($14.50 per share)                                  (2,887)                                                      (2,887)
 Amortization of discount on Series D
  preferred stock                                             (672)                                                        (672)
 Charge in connection with minimum
  pension liability                                                        533                                              533
 Net decrease in redemption value
  of common held by ESOP                                                              1,602                               1,602

BALANCE AT JUNE 28, 1997                         $254    $(170,719)     $  (13)      $ (409)      $(1,200)  $(4,378)  $(176,465)

See accompanying notes to consolidated financial statements

				  <F6>

MOSLER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JUNE 24, 1995
(In Thousands of Dollars)
							Years Ended
					     June 28,    June 29,    June 24,
					      1997        1996        1995
OPERATING ACTIVITIES:
 Net loss                                    $ (5,735)   $ (5,447)   $ (3,282)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Cumulative effect of change in accounting    (7,420)          -           -
  Depreciation                                  3,003       2,490       2,561
  Amortization                                  6,583       6,562       6,782
  Loss (gain) on disposal of facilities           382         (96)        (74)
  Provision for doubtful accounts                 128         432         463
  Interest paid in shares of preferred stock    3,733       2,792       2,207
  Decrease (increase) in:
   Accounts receivable                          6,506      (8,720)     (1,499)
   Inventories                                 (2,351)      3,503         323
   Other current assets                          (662)        (53)        107
  Increase (decrease) in:
   Accounts payable                             7,651         579      (1,556)
   Accrued liabilities and other                 (921)     (3,052)        830
   Unearned revenue                             3,655        (421)       (413)
   Income taxes payable                           (66)        (57)       (343)
Net cash (used in) provided by
 operating activities                          14,486      (1,488)      6,106

INVESTING ACTIVITIES:
 Proceeds from sale of facilities
  and equipment                                             1,499          88
 Capital expenditures                          (2,655)     (4,845)     (1,182)
 Decrease (increase) in other assets             (427)        178         122
Net cash used in investing activities          (3,082)     (3,168)       (972)

FINANCING ACTIVITIES:
 Purchase of common stock for treasury           (578)       (761)       (915)
 Purchase of Series C preferred stock          (3,091)     (2,095)     (1,297)
 Purchase of Series D preferred stock             (23)        (66)        (60)
 Net proceeds from (payments on) revolving
  line of credit                               (6,245)      4,146       7,500
 Principal payments on long-term debt          (1,000)       (750)     (8,598)
 Deferred debt issuance costs                       -        (170)
Net cash provided by (used in)
 financing activities                         (10,937)        304      (3,370)

EFFECT OF EXCHANGE RATE CHANGES ON CASH           (78)         (7)       (256)
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                 $    389      (4,359)      1,508

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                  0       4,359       2,851
CASH AND CASH EQUIVALENTS AT END OF YEAR     $    389    $      0    $  4,359

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid during the year for:
  Interest                                   $ 14,774    $ 14,597    $ 14,460
  Income taxes                                    139         140         383
  Noncash investing and financing
   activities - Capital lease obligations       1,285

See accompanying notes to consolidated financial statements.

				  <F7>

MOSLER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JUNE 24, 1995

1.      SIGNIFICANT ACCOUNTING POLICIES
Organization and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Mosler Inc. and its wholly-owned subsidiaries (the Company). The Company's investments in less than majority-owned entities, which are not material, are included in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. Kelso Investment Associates IV, L.P. (Kelso) is the majority owner of the Company. The Company paid an affiliate of Kelso an annual management fee of $200,000 for each of the last three fiscal years in exchange for general corporate, financial and administrative advice.

Business Description - The Company is a major provider and servicer of security systems and products. The Company manufactures, markets, installs and services security systems and products used by financial institutions and other commercial and industrial entities through its operations in Hamilton, Ohio, Franklinville, N.Y., Wayne, N.J., and Mexico City, Mexico.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currency Financial Statements - Assets and liabilities of the Company's foreign subsidiaries are translated at balance sheet date rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Translation adjustments are reflected as a separate component of common stockholders' deficiency.

Inventories - The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Facilities and Depreciation - Facilities are stated at cost, including interest incurred during construction which is not material during any of the periods. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Land improvements                        20 years
Buildings                                20 to 40 years
Machinery and equipment                  4 to 15 years

Intangibles - Cost allocated to service agreements at the date of acquisition are carried at cost and are amortized over the 14 year estimated life of the contracts using the straight-line method. Goodwill is amortized on the straight-line method over periods of 5, 10 and 40 years.

				  <F8>

The carrying value of service agreements and goodwill is evaluated periodically as events and circumstances indicate a possible inability to recover its carrying amount. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The adoption of SFAS No. 121 on June 30, 1996 did not have a material effect on the Company's consolidated financial statements.

Deferred debt issuance costs are amortized over the term of the related debt using the interest method.

Product Warranty - The Company provides for estimated product warranty costs at the time of sale.

Revenue Recognition - Except for certain long-term contracts, revenue from the sale of manufactured products, after provision for installation, is recognized when material to be installed for customer orders is shipped from the plants. Revenue on certain long-term contracts is recognized on the percentage-of-completion method.

Service revenues are recognized on the straight-line method over the contractual period or as the services are performed.

Advertising - Advertising costs, included in selling and administrative expense, are charged to expense as incurred and totaled $971,000, $1,074,000 and $545,000 for the years ended June 28, 1997, June 29, 1996 and
June 24, 1995, respectively.

Research and Development - Research and development costs, included in selling and administrative expenses, are expensed as incurred and amounted to $2,178,000, $2,653,000 and $2,884,000 for the years ended June 28, 1997,
June 29, 1996 and June 24, 1995, respectively.

Net Loss Per Common Share - Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

SFAS No. 128, "Earnings Per Share," was issued in February 1997 and is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement and provides guidance on other computational changes. Management has determined that earnings per share amounts computed under the new standard will not be materially different from the amounts reported herein.

Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

				  <F9>

Cash Flows - For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reporting Period - The Company's fiscal year ends on the last Saturday in June. Fiscal years 1997 and 1995 each contained 52 weeks. Fiscal year 1996 contained 53 weeks.

Restructuring - In July 1997, the Company committed to shut down its leased Buffalo production facility. In connection with this shut down, the Company expects to take a charge of approximately $360,000 in the first quarter of fiscal 1998 for certain exit costs related to severance and fixed asset write offs.

During fiscal 1996, the Company recorded restructuring charges of $2,989,000 ($1.37 per share) to close the Hamilton, Ohio plant. The restructuring charges were comprised of termination benefits of $1,764,000 for approximately 140 employees and other associated exit costs, substantially all of which had been paid at June 29, 1996, and an accrual for plant disposal of $1.6 million. In connection with the plant closing, the Company also recorded a net gain of approximately $1.6 million for the curtailment of certain pension and postretirement health care benefit liabilities
(Note 10). In addition, included in products cost of sales for 1996 are charges of approximately $.5 million for the relocation of equipment, inventory and personnel and related travel expenses associated with the plant closure.

Reclassifications - Certain reclassifications have been made to the financial statements for prior years to conform to the current year classification.

Other - SFAS No. 130, "Reporting Comprehensive Income," was issued in
June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard will result in additional financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this new standard may result in additional financial statement disclosures.

				  <F10>

2.      ACCOUNTS RECEIVABLE
Accounts receivable consists of the following:

					June 28,       June 29,
					 1997           1996
					   (In Thousands)
Billed                                  $  32,617      $  34,233
Accrued and unbilled                       15,793         20,932
	  Total                            48,410         55,165
Less allowance for doubtful accounts         (872)          (993)

Net accounts receivable                 $  47,538      $  54,172

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At June 28, 1997 and June 29, 1996, accounts receivable from customers in the financial institutions industry were approximately 70% of total receivables. Progress payments are generally required and receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

Unbilled amounts are due upon installation or acceptable completion of the contracts which normally does not extend beyond one year.

3.      INVENTORIES
The components of inventories are as follows:

							 June 28,     June 29,
							  1997         1996
							    (In Thousands)
Finished products and service parts                   $   20,895   $   10,096
Products in process                                        3,996        4,251
Raw materials                                              2,268        1,318
Less allowance for slow moving and obsolete inventory     (3,860)      (2,137)

Total                                                 $   23,299   $   13,528

During the fourth quarter of fiscal 1997, the Company changed its method of accounting for service van inventory from immediately expensing the cost of inventory placed in its service van fleet to that of capitalizing such inventory and recording its usage through cost of sales. The cumulative effect of this change as of June 30, 1996 was to increase inventory and reduce net loss by $7,420,000 (net of reserve of $1,466,000), or $3.43 per share, for the year ended June 28, 1997. Given the nature of this change, the pro-forma effects on net income (loss) and net income (loss) per share for fiscal years prior to 1997 are not determinable. The effect of the change on the first, second, and third quarters of fiscal 1997 is as follows:

				  <F11>

					    Three Months Ended (Unaudited)
				      September 28,  December 28,   March 29,
($000 except per share amounts)          1996          1996          1997
Net loss as originally reported          $  (5,217)    $  (2,970)  $  (6,332)
Effect of change in accounting                (631)       (1,146)        207
Loss before cumulative effect of
 change in accounting                       (5,848)       (4,116)     (6,125)
Cumulative effect on prior years
 of change in accounting                     7,420             -           -

Net income (loss) applicable to
 common stockholders as restated         $   1,572     $  (4,116)  $  (6,125)

Per share amounts:
  Net loss as originally reported        $   (2.43)    $   (1.39)  $   (3.01)
  Effect of change in accounting             (0.29)        (0.53)       0.10
  Loss before cumulative effect of
   change in accounting                      (2.72)        (1.92)      (2.91)
  Cumulative effect on prior years
   of change in accounting                    3.49             -           -

Net Income (loss) applicable to
 common stockholders as restated         $    0.77     $   (1.92)  $   (2.91)


4.      LONG-TERM DEBT

Long-term debt consists of the following:
						June 28,   June 29,
						 1997       1996
						  (In Thousands)
Amounts payable to banks                        $  11,703  $  18,948
11% Series A Senior Notes                         115,000    115,000
Capitalized lease obligations                       1,285          -
	  Total                                   127,988    133,948
Less current portion                               (1,317)    (1,000)

Total                                           $ 126,671  $ 132,948

On October 1, 1996, the Company established a $32.5 million credit facility, comprised of a $29.0 million revolving line of credit and term loans up to an aggregate principal amount of $3.5 million. The agreement also provides for a $10.0 million letter of credit subfacility of the revolving line of credit. Borrowings under the credit facility bear interest at the prime lending rate plus .5% (9.0% at June 28, 1997). In conjunction with the credit facility, the Company pays a monthly commitment fee of 1/2 of 1% per annum on the

				  <F12>
average daily unused portion of the commitment. The borrowings against the new credit facility were used to retire the existing amounts payable to banks. After factoring in approximately $3.6 million letters of credit issued against the credit facility, the Company has approximately $17.2 million of available borrowing capacity against this facility at June 28, 1997. The line of credit and term loans are secured by substantially all the assets of the Company.

On July 29, 1993, the Company completed a refinancing transaction whereby it issued $115 million principal amount of 11% Series A Senior Notes due April 15, 2003 (Notes). A portion of the net proceeds from the Notes were deposited in trust to redeem all of the Company's 13 5/8% Senior Subordinated Debentures ($80 million) plus accrued and unpaid interest. The Notes are senior unsecured obligations of the Company and rank pari passu with all other senior indebtedness of the Company.

The terms of debt agreements covering the line of credit, term loans and the Notes provide, among other things, restrictions on the redemption of the Company's common and preferred stock, additional indebtedness, lease commitments and capital expenditures and provide that the Company meet certain financial covenants including maintaining a minimum fixed charge coverage ratio, interest expense coverage ratio, minimum turnover ratios, maximum ratio of total consolidated liabilities to consolidated tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. The terms of the debt agreements prohibit the Company from declaring or paying dividends (other than dividends payable solely in shares of capital stock of the Company), except the Company may pay cash dividends on the preferred stock limited to retained excess cash flow (as defined) not to exceed $1,000,000 in any fiscal year. To the extent prior year dividends are less than $1,000,000, such difference may be used for dividends in subsequent years. The Company is also prohibited from paying more than $700,000 (plus cash proceeds from the sale of capital stock) in any fiscal year to purchase, redeem or retire shares of capital stock of the Company.
To the extent prior year redemptions are less than $700,000, such difference may be used for repurchase in subsequent years. In addition to the permitted repurchases of capital stock described above, the Company may repurchase capital stock distributed from the ESOP to terminated or retired employees in amounts not to exceed $3,200,000 in fiscal year 1998 and for each fiscal year, thereafter. Additionally, the agreements prohibit the sale of certain assets, merger, or consolidation without the banking group's prior waiver of the related covenant. The Company was not in compliance with the financial covenants related to its line of credit and term loan and has obtained a waiver on such covenants as of the date of the most recent balance sheet. Such covenants have since been amended.

Capitalized lease obligations include long-term capital leases in the amount of $1,285,000 entered into during fiscal 1997 primarily for new computer software and telephone systems. The lease agreements provide for aggregate annual payments, including interest, of approximately $410,000, payable monthly or quarterly, through June 2001. The Company's obligations under all capital leases carry an average interest rate of 9.0%.

Annual contractual maturities of long-term debt and capital lease payments are as follows:
						    Amount
						 In Thousands
1998                                             $      1,317
1999                                                   11,147
2000                                                      329
2001                                                      195
2002                                                        -
2003                                                  115,000

				  <F13>

Given the variable nature of the Company's line of credit and term loans and considering comparable agency ratings for similar debt issuances, its carrying value is a reasonable estimate of its fair value. Based on market quotations, the fair value of the Company's 11% Series A Senior Notes was $97,750,000 at June 28, 1997 and $94,875,000 at June 29, 1996.

5.      PREFERRED STOCK
The Company has authorized 2,000,000 shares of $.01 par value preferred stock. Of the 2,000,000 shares, 400,000 have been designated Series C adjustable rate cumulative preferred stock and 210,000 have been designated Series D increasing rate preferred stock as described in Notes 6 and 7.
The remaining 1,390,000 shares may be issued with rights and preferences as may be determined by the Board of Directors of the Company.

6.      SERIES D INCREASING RATE PREFERRED STOCK

Series D increasing rate preferred stock consists of the following:
							June 28,  June 29,
							 1997      1996
							  (In Thousands)
Series D increasing rate preferred stock, $.01 par
 value, 210,000 shares authorized, 195,957 shares
 outstanding  in 1997 and 196,238 in 1996, net of
 unamortized discount of $1.4 million in 1997 and
 $2.1 million in 1996, $100 per share liquidation
 preference, aggregating approximately $19.6 million
 in 1997 and 1996                                       $ 18,237  $ 17,547
Unpaid dividends on Series D increasing rate
 redeemable preferred stock, $148.23 per share in
 1997 and $115.80 per share in 1996                       28,898    22,755

Total                                                   $ 47,135  $ 40,302

The holders of the shares of Series D preferred stock are entitled to receive cumulative dividends semi-annually at the rate of 14.5% per annum, increasing on July 1, 1997 to 16%, on July 1, 1998 to 17.5%, on July 1, 1999 to 19%,
and on July 1, 2000 to 20.5%. Any dividend periods for which cash dividends are not paid due to the restrictions in the debt agreements described in
Note 4 will accumulate and accrue additional dividends (at 17.9% for the year ended June 28, 1997) until the total is paid in full. For financial reporting purposes, such additional dividends are recorded as interest expense. Unpaid dividends, including the additional dividends, are classified as non-current since restrictions imposed by the debt agreements would prohibit payment within the next twelve months. Except in certain defined situations, the preferred stock is non-voting.

Subject to limitations imposed by the debt agreements, the Series D preferred stock is redeemable at the option of the Company, in whole or in part at any time. The redemption price is $100 per share. The preferred stock is subject to mandatory redemption in full at $100 per share subject to any restrictions under debt agreements, on the occurrence of a change of control of the Company resulting in the Company's present largest stockholder owning less than 30% of the common stock of the Company.

				  <F14>

Holders of the Series D preferred stock, together with holders of the Series C preferred stock, will be entitled to a preference as to dividends and redemptions upon the liquidation of the Company. There are also certain restrictions against the (1) declaration or payment of dividends (other than dividends payable solely in capital stock) on capital stock other than the preferred stock or (2) the purchase, redemption, or retirement of any shares of the capital stock other than the preferred stock, as more fully described in Note 4.

The carrying value of the Series D Preferred Stock represents the redemption value less unamortized discount. The discount is being amortized to produce a constant effective dividend cost of 20.5% on the carrying value.

In connection with retirements and terminations, the Company from time to time repurchased shares of Series D preferred stock which had been issued to the ESOP.

Changes in Series D Preferred Stock are as follows:
								Amount
							    (In Thousands)
Balance at June 25, 1994                                        $   29,300
  Purchase of 404 shares of Series D preferred stock                   (49)
  Dividends on Series D preferred stock                              2,544
  Amortization of discount on Series D preferred stock                 745
  Additional dividends on unpaid dividends                           1,859
Balance at June 24, 1995                                            34,399
  Purchase of 556 shares of Series D preferred stock                   (66)
  Dividends on Series D preferred stock                              2,544
  Amortization of discount on Series D preferred stock                 977
  Additional dividends on unpaid dividends                           2,448
Balance at June 29, 1996                                            40,302
  Purchase of 281 shares of Series D preferred stock                   (23)
  Dividends on Series D preferred stock                              2,887
  Amortization of discount on Series D preferred stock                 672
  Additional dividends on unpaid dividends                           3,297

Balance at June 28, 1997                                        $   47,135

7. SERIES C ADJUSTABLE RATE PREFERRED STOCK

						     June 28,    June 29,
						      1997        1996
							(In Thousands)
Series C adjustable rate cumulative preferred stock,
 $.01 par value, 400,000 shares authorized, 385,542
 shares outstanding in 1997 and 354,237 in 1996,
 $100 per share liquidating preference, aggregating
 approximately $38,554,000 in 1997 and $35,424,000
 in 1996                                             $  38,554   $  35,424

All outstanding shares of Series C preferred stock are held by the ESOP. The holders of the Series C preferred stock are entitled to cumulative dividends at an adjustable rate from the date of issue. The dividend rate

				  <F15>

(17.25% at June 28, 1997) is adjusted quarterly in accordance with a formula based on the prime rate. The dividends are payable annually on June 30 in cash, or at the option of the Company in shares of Series C preferred stock. Additional dividends on unpaid dividends accrue at the dividend rate and are recorded as interest expense. During 1997, the Company issued 62,210 shares of Series C preferred stock in payment of $5,785,000 of dividends and $436,000 of interest on unpaid dividends. During fiscal 1996, the Company issued 56,193 shares of Series C preferred stock in payment of $5,275,000 of dividends and $344,000 of interest on unpaid dividends. During 1995, the Company issued 53,438 shares of Series C preferred stock in payment of $4,996,000 of dividends and $348,000 of interest on unpaid dividends. The Series C preferred stock is redeemable at the option of the Company. The redemption price is $100 per share. In addition, participating employees of the ESOP who receive Series C preferred stock upon termination of service from the Company are entitled to have that stock redeemed by the Company. The Series C preferred stock is non-voting.

Changes in Series C preferred stock are as follows:
								Amount
							    (In Thousands)
Balance at June 25, 1994                                       $   27,853
  Issuance of 53,438 shares of Series C preferred stock             5,344
  Purchase of 12,972 shares of Series C preferred stock            (1,297)
Balance of June 24, 1995                                           31,900
  Issuance of 56,193 shares of Series C preferred stock             5,619
  Purchase of 21,153 shares of Series C preferred stock            (2,095)
Balance at June 29, 1996                                           35,424
  Issuance of 62,210 shares of Series C preferred stock             6,221
  Purchase of 30,905 shares of Series C preferred stock            (3,091)

Balance at June 28, 1997                                       $   38,554

8.      REDEEMABLE COMMON STOCK
Redeemable common stock represents the redemption value of common stock held by the ESOP or by retired or terminated employees as a result of distributions from the ESOP. The redemption value of common stock is determined annually by an independent appraisal.

Changes in redeemable common stock are as follows:
						  Number of       Amount
						   Shares     (In Thousands)
Balance at June 25, 1994                            218,375       $   1,856
  Increase in market value of common stock                              229
  Redemption of common stock                         (9,595)            (81)
Balance at June 24, 1995                            208,780           2,004
  Increase in market value of common stock                              119
  Redemption of common stock                        (11,624)           (112)
Balance at June 29, 1996                            197,156           2,011
  Decrease in market value of common stock                           (1,404)
  Redemption of common stock                        (19,377)           (198)

Balance at June 28, 1997                            177,779       $     409


				  <F16>

9.      INCOME TAXES
Deferred income taxes reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Significant components of the Company's deferred tax assets and liabilities are as follows:
						   June 28,    June 29,
						    1997        1996
						      (In Thousands)
Deferred tax assets:
  Net operating loss carryforwards                 $   12,262  $     3,464
  Inventories, principally due to obsolescence
   reserves and additional inventories cost for
   tax purposes pursuant to the Tax Reform Act
   of 1986                                                740          816
  Accounts receivable, principally due to
   allowance for doubtful accounts                        325          371
  Accrued warranty                                        342          473
  Accrued employee benefits                             5,942        6,072
  Loss on sale of plant                                     -          673
  Alternative minimum tax credit carryforwards            371          371
  Other                                                   437          821
Total deferred tax assets                              20,419       13,061
  Less valuation allowance                            (19,513)     (12,926)
Net deferred tax assets                                   906          135

Deferred tax liabilities -
  Facilities, principally due to differences
   in depreciation                                        906          135

Net deferred taxes                                 $        0  $         0

The components of loss before income taxes and provision for income taxes are as follows:
					 June 28,     June 29,     June 24,
					  1997         1996         1995
						 (In Thousands)
Loss before income taxes:
  Domestic                              $ (12,541)   $  (5,348)   $  (4,013)
  Foreign                                    (541)         (34)         790

Total                                   $ (13,082)   $  (5,382)   $  (3,223)

Provision (credit) for income taxes:
  State and local                       $      73    $      65    $      61
  Foreign                                       -            -           (2)

Total                                   $      73    $      65    $      59

				  <F17>

A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory federal income tax rate of 35%
to loss before income taxes is as follows:
					   June 28,     June 29,     June 24,
					    1997         1996         1995
						    (In Thousands)
Tax credit at statutory rate              $  (4,579)   $  (1,884)   $  (1,128)
State and local income taxes, net of
 federal effect                                  44           42           40
Permanent differences, principally
 goodwill amortization                          781          584          187
Losses for which tax benefit not provided     3,827        1,323          960

Provision for income taxes                $      73    $      65    $      59

At June 28, 1997, the Company had unused U.S. net operating loss carryforwards of $30,657,000 which expire in the years 2009 through 2012.
No provision was made in 1997 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize the earnings in foreign operations for an indefinite period of time.

10.     EMPLOYEE BENEFIT PLANS
Defined benefit pension plans covering salaried employees generally provide benefits based on years of service and compensation during an employee's last years of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. All defined benefit pension plans are funded based on annual independent actuarial valuations.

Net defined benefit pension expense includes the following components:
					 June 28,     June 29,     June 24,
					  1997         1996         1995
						  (In Thousands)
Service cost                            $     74     $    103     $    403
Interest cost on projected
 benefit obligation                          737          797          847
Return on plan assets                       (881)      (1,526)        (384)
Net amortization and deferral                262        1,055          145

Net defined benefit pension expense     $    192     $    429     $  1,011

				  <F18>

The following table presents defined benefit pension plans funded status as of April 1, 1997 and 1996, the most recent measurement dates:
							April 1,    April 1,
							 1997        1996
							   (In Thousands)
Actuarial present value of:
  Vested benefits                                      $  10,001  $   9,907
  Nonvested benefits                                         285        278

  Accumulated benefit obligation                       $  10,286  $  10,185

Projected benefit obligation                           $  10,286  $  10,185
Less plan assets at fair value                             9,231      8,898
Projected benefit obligation in excess of plan assets      1,055      1,287
Adjustment required to recognize minimum liability           977        837
Unrecognized net gain (loss)                                 189       (547)
Unrecognized past service cost                              (832)       (59)
Less unrecognized net obligation                            (193)      (231)

Net pension liability                                  $   1,196  $   1,287


The discount rate used in determining the actuarial present value of benefit obligations was 7.50% in 1997 and 1996. The expected long-term rate of return on plan assets was 8.5% in 1997 and 1996. Plan assets consist primarily of investments in common trust funds of a bank.

Effective August 31, 1994, the Company froze pension benefits under its defined benefit pension plan covering salaried employees. Accordingly, no future accruals will be made for service subsequent to that date. In connection with the Hamilton, Ohio plant closure (Note 1), the Company recorded a loss of approximately $767,000 associated with the curtailment of the Hourly Union Plan in 1996.

The Company also sponsors several defined contribution plans. No Company contributions were made to these plans for the years ending June 28, 1997, June 29, 1996 and June 24, 1995.

On May 13, 1987 the Company's Board of Directors adopted the Mosler Employee Stock Ownership Plan (ESOP) effective July 2, 1986. The ESOP is a noncontributory defined contribution stock bonus plan in which all domestic employees not covered by a collective bargaining agreement of the Company are eligible. The ESOP invests in the Company's Series C and Series D preferred stock and common stock. Contributions are discretionary, but will not exceed 15% of aggregate total compensation to participating employees. Contributions to the ESOP are allocated to participants' accounts in proportion to the participant's compensation and vest over a seven-year period. No contributions were made for the years ending June 28, 1997, June 29, 1996 and June 24, 1995.

Upon termination of service from the Company, participating employees of the ESOP are entitled to have capital stock allocated to their ESOP account redeemed by the Company. Under the credit agreement (see Note 4), the Company is permitted, within limitations, to repurchase the capital stock directly from the terminated or retired employees. During fiscal 1993, the trustees of the ESOP elected to make participant distributions in substantially annual equal payments over five years.

				  <F19>

The Company provides certain health care and life insurance benefits for retired employees. Entitlement to these benefits is contingent on years of service with the Company, age at retirement and collective bargaining agreements. Cost sharing provisions are also based on these same conditions.

The following table represents the components of the Company's liability for future postretirement benefits other than pensions:
						 June 28,     June 29,
						  1997         1996
						    (In Thousands)
Accumulated post-retirement benefit obligation
  Retirees                                      $    2,038   $    2,048
  Fully eligible active participants                   996        1,126
  Other active participants                          5,330        5,294
	  Total                                      8,364        8,468
Unrecognized net loss                                2,826        2,182

Total                                           $   11,190   $   10,650

The Company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently, there are no plan assets and the Company funds benefits as claims are paid.

The postretirement benefit cost for fiscal 1997 was $869,607, of which service cost, interest cost, and net amortization (including deferrals) were $521,706, $657,360 and ($309,459), respectively. The post-retirement benefit cost for fiscal 1996 was $999,664, of which service cost, interest cost, and net amortization (including deferrals) were $506,925, $667,712, and ($174,973), respectively. The post-retirement benefit cost for fiscal 1995 was $1,100,000, of which service cost, interest cost and net amortization (including deferrals) were $540,000, $670,000 and ($110,000), respectively.

Under the provisions of SFAS No. 106, the postretirement benefit obligation was determined by application of terms of medical and life insurance plans together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 10% in fiscal 1997 declining to 5.5% for fiscal 2002 and thereafter. The discount rate used in determining the actuarial present value of benefit obligations was 7.50% in fiscal 1997 and 1996. In fiscal 1997, the effect of a one percentage point annual increase in these assumed cost trend rates would increase the obligation by $765,587, and would increase the annual net periodic postretirement health care benefit cost by $148,136, of which service cost and interest cost would be $83,684 and $64,452, respectively.

In connection with the Hamilton, Ohio plant closure (Note 1), the Company recorded a gain of $2,383,000 in 1996 associated with the curtailment of the medical plans.

11.     LEASES
Minimum future rent payments approximating $6.9 million under commitments for noncancelable operating leases with initial lease terms greater than one year as of June 28, 1997, principally for sales and service facilities, are payable $2.1 million, $1.6 million, $1.2 million, $0.9 million and $0.8 million from fiscal 1998 through fiscal 2002, respectively, and $0.3 million thereafter.

Rent expense was $6.9 million, $7.9 million and $7.3 million for the years ended June 28, 1997, June 29, 1996 and June 24, 1995, respectively.

				  <F20>

12.     STOCK OPTION PLAN
The Company's 1990 Stock Option Plan, as amended, provides for the granting of options to purchase up to 160,000 shares of $.10 par value common stock. Options may be granted at an exercise price of $10 per share. The options generally become exercisable 50% three years after date of grant and 25% annually thereafter. Options generally expire at the end of ten years from the date of grant.

A summary of the stock option transactions for the years ended
June 28, 1997, June 29, 1996 and June 24, 1995 follows:
							Outstanding
							   Stock
							  Options
Balance at June 25, 1994                                   136,977
  Granted                                                    6,700
  Canceled/expired                                         (73,000)
Balance at June 24, 1995                                    70,677
  Granted                                                    5,000
  Canceled/expired                                         (10,627)
Balance at June 29, 1996                                    65,050
  Granted                                                    6,600
  Canceled/expired                                         (28,800)

Balance at June 28, 1997                                    42,850

At June 28, 1997, 160,000 shares of common stock are reserved for issuance.

During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123 and applies APB No. 25 and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized related to the Company's Stock Option Plan. Had compensation costs for the Company's Stock Option Plan been determined based on the fair value at the grant date for awards consistent with the method of SFAS
No. 123, the Company's net loss would have been increased by $13,000 and $5,000 for the years ended June 28, 1997 and June 29, 1996, respectively.
Net loss per common share would not have been affected for either year. Compensation expense reflected in the pro-forma disclosures is not indicative of future amounts when the SFAS No. 123 prescribed method will apply to all outstanding nonvested awards.

The weighted-average fair value of options granted under the Stock Option Plan during fiscal 1997 and 1996 was $5.66 and $5.25, respectively.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

					June 28, 1997    June 29, 1996
Expected volatility                             30.0%            30.0%
Risk-free interest rate                         6.58%            6.79%
Expected term of options                     10 years         10 years
Expected dividend yield                           0 %              0 %

				  <F21>

Information regarding options outstanding at June 28, 1997 is as follows:
					Options Outstanding
					       Weighted
					       Remaining
					      Contractual      Options
Exercise Price                 Number            Life        Exercisable
$10.00                         42,850         4.6 years        36,250

13.     SEGMENT INFORMATION, FOREIGN OPERATIONS AND MAJOR CUSTOMERS
The business of the Company is conducted in one industry segment, consisting of security products, security systems and the service thereof.

Operations outside the United States accounted for approximately 6% of net sales for the years ended June 28, 1997, June 29, 1996 and June 24, 1995, respectively. Total assets outside the United States were approximately 4% of total assets at June 28, 1997, June 29, 1996 and June 24, 1995, respectively.

Sales to United States government agencies and contractors amounted to approximately 4%, of net sales for each of the years ended June 28, 1997, June 29, 1996 and June 24, 1995.

14.     STOCKHOLDER AGREEMENTS
The Company has buy-sell agreements with its stockholders that (1) require an employee stockholder to sell to the Company and the Company to purchase from an employee stockholder all outstanding shares held by the stockholder in the event of termination for any reason, (2) restrict the transfer of common stock of the Company and (3) provide the Company and/or its remaining stockholders the right of first refusal in the event a bona fide offer from a third party is received by a stockholder. The provisions of these buy-sell agreements are modified in the event of an initial public offering of the Company's common stock, or on the occurrence of a change of control of the Company resulting in the Company's present largest stockholder owning less than 30% of the common stock of the Company.

15.     SUPPLEMENTAL CASH FLOW DISCLOSURES
During fiscal years 1997, 1996 and 1995, the Company issued shares of Series C preferred stock in payment of $5,785,000, $5,275,000 and $4,996,000 in dividends which were accrued on the Series C preferred stock, and recorded dividends of $2,887,000, $2,544,000 and $2,544,000 on shares of Series D preferred stock, respectively.

16.     CONTINGENCIES
The Internal Revenue Service (IRS) has conducted examinations of the Company's federal income tax returns for the fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company agreed to certain issues and has paid all tax due with respect to those issues. Three issues remain unresolved, and the IRS has issued a notice of proposed adjustment on these issues. The issues relate to 1) the allocation of the Company' purchase price of assets from American Standard, 2) the value of the Company's Series C preferred stock contributed to its ESOP and
3) the deduction of certain costs incurred in connection with a 1990 transaction.

				  <F22>

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

If the IRS's proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $3.7 million plus interest, and would lose the benefit of substantial deductions in future years.

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

				* * * * * *
				  <F23>