Form 10-Q
period 1997-09-27
MOSLER INC
filed 1997-11-06
CIK 792851

			    UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, DC  20549
			      FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997
				  OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X           No

		 Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.10 Par Value           2,095,177.01332  shares as of
					     September 27, 1997
<Page 1>

				INDEX
Financial Information   (Part I)
								     Page
Item 1.Financial Statements  (Unaudited)
       Consolidated condensed balance sheets - September 27, 1997
       and June 28, 1997                                              3-4

       Consolidated condensed statements of operations - Three months
       ended September 27, 1997  and  September 28, 1996               5

       Consolidated condensed statement of common stockholders'
       deficiency - Three months ended September 27, 1997              6

       Consolidated condensed statements of cash flows - Three months
       ended September 27, 1997  and  September 28, 1996               7

       Notes to consolidated condensed financial statements         8-11

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                   12-14



Other information   (Part II)

Item  1.  Legal Proceedings                                          15

Item  4.  Submission of Matters to a Vote of Security Holders        16

	  Signatures                                                 17

<Page 2>


		      PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
				MOSLER INC.
		  CONSOLIDATED CONDENSED BALANCE SHEETS
			      (in thousands)
					   Sept. 27,       June 28,
					     1997            1997
					  (Unaudited) (Derived from Audited
						      Financial Statements)
Assets
Current assets:
  Cash and cash equivalents                $    270         $    389
  Accounts receivable, net                   43,999           47,538
  Inventories                                22,953           23,299
  Other current assets                        2,162            1,237
Total current assets                         69,384           72,463

Property, plant & equipment
  Land and land improvements                    802              802
  Buildings                                   4,809            4,809
  Machinery and equipment                    37,803           37,852
  Improvements in progress                      603              296
  Gross property, plant & equipment          44,017           43,759

  Less accumulated depreciation              32,688           32,935
Net property, plant & equipment              11,329           10,824

Other assets:
  Service agreements                         12,409           13,537
  Deferred debt issuance costs                3,147            3,291
  Goodwill                                    4,171            4,548
  Other intangible assets                     1,054              964
  Sundry                                        759            1,626

					   $102,253         $107,253

<Page 3>

						 Sept. 27,    June 28,
						   1997         1997
Liabilities, redeemable stock and common       (Unaudited)  (Derived from
							       Audited
   stockholders' deficiency                                   Financial
							     Statements)
Current liabilities:
  Accounts payable                           $     14,723     $  17,574
  Accrued liabilities:
    Compensation & payroll taxes                    5,609         4,274
    Product warranty                                  944           857
    Accrued workers' compensation                   4,559         4,746
    Accrued interest                                2,494         5,772
    Other                                           6,627         5,858
  Unearned revenue                                 11,682        17,021
  Income taxes payable                                257           233
  Long-term debt due within one year                1,317         1,317

Total current liabilities                          48,212        57,652

Long-term debt due after one year                 132,088       126,671
Post retirement health benefits                    11,766        11,552
Pension liability                                   1,745         1,745
Commitments and contingencies
Redeemable stock
  Series D increasing rate preferred stock         48,856        47,135
  Series C adjustable rate preferred stock         40,337        38,554
  Common Stock                                        409           409
						   89,602        86,098

Common stockholders' deficiency:
  Common stock                                        254           254
  Accumulated deficit                            (175,469)     (170,719)
  Excess of additional pension liability over
    unrecognized prior service cost                   (13)          (13)
  Redemption value of common stock held by ESOP      (409)         (409)
  Foreign currency translation adjustments         (1,145)       (1,200)
  Common stock held in treasury                    (4,378)       (4,378)
Total common stockholders' deficiency            (181,160)     (176,465)

						 $102,253      $107,253
See accompanying notes to financial statements.

<Page 4>


			      MOSLER INC.
	    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
			     (Unaudited)
		 (In thousands except per share amounts)
						      Three months ended
						     Sept. 27,  Sept. 28,
							1997       1996
Net sales:                                                     As Restated
  Service                                           $   25,221   $ 26,200
  Product                                               27,181     24,258
							52,402     50,458

Cost of sales:
  Service                                               19,782     21,187
  Product                                               21,233     18,461
							41,015     39,648
Gross profit                                            11,387     10,810

Selling and administrative expense                       8,806      9,908
Other (income) expense                                     193       (220)
							 8,999      9,688
Operating income                                         2,388      1,122
Debt expense:
  Interest expense                                       4,299      4,506
  Amortization of debt expense                             144        143
  Interest income                                            0        (12)
							 4,443      4,637
Loss before income taxes, cumulative effect of change
  in accounting, and preferred stock charges            (2,055)    (3,515)

Provision for income taxes                                  13         20
Loss before cumulative effect of change in accounting,
  and preferred stock charges                           (2,068)    (3,535)

Cumulative effect of change in accounting                    0      7,420
Net income (loss) before preferred stock charges        (2,068)     3,885

Preferred stock charges:
Preferred dividends                                     (2,496)    (2,198)
Amortization of preferred stock discount                  (186)      (115)
Net income (loss) applicable to common stockholders    ($4,750)    $1,572
Loss before cumulative effect of change in accounting   $(2.28)    $(2.72)
Cumulative effect of changes in accounting                   0      $3.49
Net income (loss) per common share                      ($2.28)     $0.77

See accompanying notes to financial statements.

<Page 5>



							MOSLER INC.
			       CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
					    THREE MONTHS ENDED SEPTEMBER 27, 1997
					 (In thousands of dollars except share data)
									      Redemption
						Common                         Value of         Foreign
						 Stock                          Common         Currency
					       $.10 Par   Accumulated  Pension Stock held   Translation  Treasury
						 Value      Deficit   Liability by ESOP     Adjustments    Stock        Total

Balance at June 28, 1997                       $254       ($170,719)    ($13)    ($409)       ($1,200)   ($4,378)   ($176,465)
  Net loss before preferred stock charges                    (2,068)                                                   (2,068)
  Amortization of Series D preferred stock discount            (186)                                                     (186)
  Dividends on Series D preferred stock                        (712)                                                     (712)
  Dividends on Series C preferred stock                      (1,784)                                                   (1,784)
  Foreign currency translation adjustment                                                          55                      55


Balance at September 27, 1997                  $254       ($175,469)    ($13)    ($409)       ($1,145)   ($4,378)   ($181,160)



See accompanying notes to financial statements.

<Page 6>



				    MOSLER INC.
		    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
				     UNAUDITED
				  (In thousands)
						      Three months ended
						    Sept. 27,   Sept. 28,
						       1997        1996
							       As Restated
Net income (loss) before preferred stock charges    $  (2,068)  $  3,885
Adjustments to reconcile net loss to net cash
used by operating activities:
  Cumulative effect of change in accounting                       (7,420)
  Depreciation                                            691        594
  Amortization                                          1,655      1,656
  Gain on disposal of facilities                                       1
  Interest paid in shares of preferred stock              825        825
  Decrease (increase) in:
    Accounts receivable                                 3,539      3,397
    Inventories                                           346      1,327
    Other current assets                                 (925)      (179)
  Increase (decrease ) in:
    Accounts payable                                   (2,851)       108
    Accrued liabilities                                 3,691     (4,309)
    Unearned revenue                                   (5,339)    (1,455)
    Income taxes payable                                   24         11
  Net cash used by operating activities                  (412)    (1,559)

Cash flows from investing activities:
  Capital expenditures                                   (783)    (1,167)
  Decrease (increase) in other assets                     771        451
    Net cash used by investing activities                 (12)      (716)

Cash flows from financing activities
  Purchase of common stock                                          (110)
  Purchase of preferred stock                                         (1)
  Proceeds on debt                                        250      2,741
    Net cash provided by financing activities             250      2,630
Effect of exchange rate changes on cash                    55         19
Net increase (decrease) in cash and cash equivalents     (119)       374
Cash and cash equivalents at beginning of period          389          0
Cash and cash equivalents at end of period          $     270   $    374

See accompanying notes to financial statements.

<Page 7>



			    FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Condensed Financial Statements

1.   Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only norm al, recurring accruals) necessary to present fairly the consolidated financial position as of September 27, 1997, and the results of operations for the three months ended September 27, 1997 and September 28, 1996 and the cash flows for the three months ended September 27, 1997 and September 28, 1996. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 28, 1997 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 28, 1997, included in the Registrant's Annual Report on Form 10-K.


2.   Accounting Method Changes

During the fourth quarter of fiscal 1997, the Company changed its method ofaccounting for service van inventory from immediately expensing the cost of inventory placed in its service van fleet to that of capitalizing such inventory and recording its usage through cost of sales. The cumulative effect of this change as of June 30, 1996 was to increase inventory and reduce net loss by $7,420,000 (net of reserve of $1,466,000). The effect of this restatement on the quarter ended September 28, 1996 is as follows (amounts in thousands except per share amounts):

				      As originally     As Restated
					Reported
Operating income                         $1,753           $1,122
Net income (loss) before
     preferred stock charges            ($2,813)          $3,885
Net income (loss) applicable to
     common stockholders                ($5,217)          $1,572
Net income (loss) per common
     share                               ($2.43)            $.77

<Page 8>

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard will result in additional financial statement disclosures.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this new standard may result in additional financial statement disclosures.


3.      Inventories

The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

The components of inventories are as follows:

				    Sept. 27,       June  28,
				       1997           1997
					 (in thousands)
Finished products and service        $19,437          $19,649
Products in Process                    4,550            3,996
Raw materials                          2,616            3,514
Less Allowance                        (3,650)          (3,860)
Total                                $22,953          $23,299

<Page 9>

4.      Net Loss per share

Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares for the three month period of fiscal 1998 is 2,080,667 as compared to 2,154,177 shares for the same period of fiscal 1997.


5.      Contingencies

The Internal Revenue Service (IRS) has conducted examinations of the Company's income tax returns for fiscal year 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company has agreed to certain issues and has previously recorded a provision for additional income tax and interest in the accompanying consolidated financial statements. Two issues remain unresolved, and the IRS has issued deficiency notices on these issues. The issues related to 1) the allocation of the company's purchase price of assets from American Standard, 2) the value of the Company's Series C preferred stock contributed to its ESOP.

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

If the IRS's proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $3.7 million plus interest through 1993. The Company would have a future tax liability of approximately $2.4 million for the same issues carrying forward into, as yet, unaudited years.

<Page 10>

Management believes that it has meritorious defenses to the adjustment proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. On December 9, 1994 and October 6, 1995, the Company filed a protest to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting, letters were issued on April 10, 1996 and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues.
The Company has responded to these and several other questions from the Internal Revenue Service but no substantive changes in this matter have occurred.

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

<Page 11>

			      Mosler Inc.


Item 2          Management's Discussion and Analysis of
		Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Result of Operations contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, fluctuations in operating results and other risks detailed from time to time in the Company's fillings with the Securities and Exchange Commission.


Result of Operations



Three Months Ended September 27, 1997 Compared to the
Three Months Ended September 28, 1996

Sales

The Company's sales increased during the three months ended September 27, 1997 by 3.8% to $52.4 million from $50.5 million. Service Sales decreased by 3.8% to $25.2 million from $26.2 million due to a decline in time and material sales of $1.1 million offset by an increase in service agreement revenue of $.1 million.

Product net sales increased during the three months ended September 27, 1997 by 12.0% to $27.2 million from $24.3 million. Electronic Security product sales increased by 15.3% to $12.8 million from $11.1 million. Physical Security product sales increased by 8.1% to $12.0 million from $11.1 million.



Gross Profit

Gross profit increased during the three months ended September 27, 1997 by less than a percent. Gross profit as a percentage of sales increased to 21.7% from 21.4% for the three months ended September 27, 1997.

<Page 12>


Selling and Administrative Expenses

Selling and administrative expenses decreased during the three months ended September 27, 1997 by 11.1% to $8.8 million from $9.9 million for the three months ended September 28, 1996. The lower spending was the result of cost cutting measures implemented late in fiscal 1997.



Operating Income

The Company's operating income for the three months ended September 27, 1997 increased by 118% to $2.4 million from $1.1 million for the three months ended September 28, 1996.



Debt Expense

Debt expense decreased for the three months ended September 27, 1997 by 4.3% to $4.4 million from $4.6 million. The decrease was primarily due to lower interest costs on the lower bank debt.



Net Loss

Net loss before cumulative effect of change in accounting and preferred stock charges decreased by $1.4 million for the three months ended September 27, 1997 to $2.1 million from $3.5 million for the three months ended September 28, 1996.



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

<Page 13>

Liquidity and Capital Resources



On October 9, 1997 the Company entered into an Amendment to its Financing Agreement with the bank group, Agented by Star Bank, N.A., whereby previous financial covenant defaults were waived and future financial covenants were reset. Under the terms of the Amendment, the credit facility would be reduced to $25 million if Star Bank acquires it co-lender's share of the credit facility. The reduction in the size of the credit facility would not impact the Company's current borrowing capacity because of the recent decrease in current assets, arising from improved cash management, has already caused a decline in the amount that the Company could borrow under the Financing Agreement. Effective January 2, 1998 and provided no event of default has occurred, the credit facility will be increased to $27.75 million. Borrowings under the credit facility continue to bear interest at the prime lending rate plus 0.5%.


Cash used by operating activities was $.4 million for the three months ended September 27, 1997 as compared to $1.6 million for the same period of fiscal 1997 for a favorable improvement of $1.2 million. The favorable variance was due to overall cash management techniques implemented by management. The Company has increased its efforts in cash collection as well as improved the controls over cash disbursements. The Company has increased the use of billing terms which require down payments on receipt of order. It has also improved the management of past due accounts.


The Company's capital expenditures were $.8 million for the first quarter of fiscal 1998 as compared to $1.2 million in the previous year's first quarter. The Company anticipates capital expenditure for fiscal 1998 will be approximately $2.5 million.


The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.


As of September 27, 1997, the Company was not in compliance with the financial covenants related to its line of credit and term loan and has since obtained a waiver from the bank.

<Page 14>


PART  II.  OTHER INFORMATION


Item 1.  Legal Proceedings

	 None


<Page 15>



Item 4.  Submission of Matters to a Vote of Security Holders


The following are the results of voting by stockholders present or represented by proxy at the Annual Meeting of Stockholders held on September 16, 1997.


Election of Directors:   The following directors were elected:


			 Votes For     Votes Against  Not Voting    Term

Nicolas M. Georgitsis  1,847,018.97043      0        248,158.04289  1998
William A. Marquard    1,847,018.97043      0        248,158.04289  1998
Michel Rapoport        1,846,751.74543   267.2250    248,158.04289  1998
Thomas R. Wall IV      1,847,018.97043      0        248,158.04289  1998
Robert A. Young III    1,847,018.97043      0        248,158.04289  1998



<Page 16>


				   MOSLER INC.


				    Signature










Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












				 Mosler Inc.
				(Registrant)





                          				   /s/ Thomas J. Bell
Date:________________________   ______________________________
				                                 Thomas J. Bell
				                              Chief Financial Officer



<Page 17>