Form 10-Q
period 1997-12-27
MOSLER INC
filed 1998-02-09
CIK 792851

			UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
		    WASHINGTON, DC  20549
			  FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended         December 27, 1997
					    OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

	 Commission file number     33-67908

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

Yes    X                       No
Applicable Only to Corporate Issuers


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.10 Par Value        2,094,233.44458  shares as of
					  December 27, 1997


				    <Page 1>


				     INDEX

Financial Information   (Part I)
								    Page

Item  1. Financial Statements  (Unaudited)
	 Consolidated condensed balance sheets - December 27, 1997
	 and June 28, 1997                                           3-4

	 Consolidated condensed statements of operations -
	 Three months ended December 27, 1997  and
	 December 28, 1996                                             5

	 Consolidated condensed statements of operations -
	 Six months ended December 27, 1997  and
	 December 28, 1996                                             6

	 Consolidated condensed statement of common
	 stockholders' deficiency - Six months ended
	 December 27, 1997                                             7

	 Consolidated condensed statement of cash flows -
	 Six months ended December 27, 1997  and
	 December 28, 1996                                             8

	 Notes to consolidated condensed financial statements       9-13

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations                       14-18


Other information   (Part II)

Item  1. Legal Proceedings                                            19

	 Signatures                                                   20

				    <Page 2>

			     PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

				       MOSLER INC.
			 CONSOLIDATED CONDENSED BALANCE SHEETS
				     (in thousands)

						Dec. 27,         June 28
						  1997             1997
					       (Unaudited)  (Derived from Audited
							    Financial Statements)
Assets
Current assets:
  Cash and cash equivalents                    $     480           $    389
  Accounts receivable, net                        60,693             47,538
  Inventories                                     21,656             23,299
  Other current assets                             2,112              1,237
Total current assets                              84,941             72,463

Facilities:
  Land and land improvements                         802                802
  Buildings                                        4,739              4,809
  Machinery and equipment                         33,205             37,852
  Improvement in progress                            470                296
  Gross facilities                                39,216             43,759

  Less accumulated depreciation                   29,840             32,935
Net facilities                                     9,376             10,824

Other assets:
  Service agreements                              11,281             13,537
  Deferred debt issuance costs                     3,004              3,291
  Goodwill                                         3,794              4,548
  Other intangible assets                            964                964
  Sundry                                             753              1,626
Total Other Assets                                19,796             23,966

					       $ 114,113          $ 107,253

				    <Page 3>

						 Dec. 27,          June 28,
						   1997              1997

Liabilities, redeemable stock and common       (Unaudited)   (Derived from Audited
  stockholders' deficiency                                   Financial Statements)
Current liabilities:
   Accounts payable                            $   12,896          $  17,574
   Accrued liabilities:
     Compensation & payroll taxes                   5,872              4,274
     Product warranty                               1,026                857
     Accrued workers' compensation                  4,387              4,746
     Accrued interest                               5,987              5,772
     Other                                          6,838              5,858
   Unearned revenue                                21,034             17,021
   Income taxes payable                               252                233
   Long-term debt due within one year               1,317              1,317
Total current liabilities                          59,609             57,652

Long-term debt due after one year                 132,484            126,671
Post retirement health benefits                    11,991             11,552
Pension liability                                   1,745              1,745

Commitments and contingencies
Redeemable stock:
   Series D increasing rate preferred stock        50,577             47,135
   Series C adjustable rate preferred stock        42,112             38,554
   Common Stock                                       409                409
						   93,098             86,098

Common stockholders' deficiency:
   Common stock                                       254                254
   Accumulated deficit                           (179,023)          (170,719)
   Excess of additional pension liability over
     unrecognized prior service cost                  (13)               (13)
   Redemption value of common stock held by ESOP     (409)              (409)
   Foreign currency translation adjustments        (1,245)            (1,200)
   Common stock held in treasury                   (4,378)            (4,378)
Total common stockholders'
deficiency                                       (184,814)          (176,465)
					       $  114,113          $ 107,253

See accompanying notes to financial statements.


				    <Page 4>

				 MOSLER INC.
	       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
				(Unaudited)
		  (In thousands except per share amounts)

						      Three months ended
						    Dec. 27,       Dec. 28,
						      1997           1996
Net sales:                                                      (As restated)
  Service                                       $   26,714       $   26,702
  Product                                           32,695           26,029
						    59,409           52,731

Cost of sales:
  Service                                           19,440           19,786
  Product                                           26,152           21,020
						    45,592           40,806
Gross profit                                        13,817           11,925
Selling and administrative expense                   9,041            9,158
Other (income) expense                                 497              (88)
						     9,538            9,070
Operating income                                     4,279            2,855

Debt expense:
  Interest expense                                   4,877            4,454
  Amortization of debt expense                         143              144
  Interest income                                        0              (24)
						     5,020            4,574
Loss before income taxes and preferred
  stock charges                                       (741)          (1,719)

Provision for income taxes                              57               27
Loss before preferred stock charges                   (798)          (1,746)

Preferred stock charges:
  Preferred dividends                               (2,573)          (2,151)
  Amortization of preferred stock discount            (186)            (219)
Net loss applicable to common stockholders         ($3,557)         ($4,116)

Net loss per common share assuming dilution         ($1.68)          ($1.92)

See accompanying notes to financial statements.

				    <Page 5>



				   MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
				   (Unaudited)
		    (In thousands except per share amounts)

						    Six months ended
					       Dec. 27,          Dec. 28,
						1997              1996
Net sales:                                                   (As restated)
  Service                                   $    51,935      $    52,902
  Product                                        59,876           50,287
						111,811          103,189

Cost of sales:
  Service                                        38,231           40,973
  Product                                        48,407           39,481
						 86,638           80,454
Gross profit                                     25,173           22,735

Selling and administrative expense               17,816           19,066
Other (income) expense                              690             (308)
						 18,506           18,758
Operating income                                  6,667            3,977

Debt expense:
  Interest expense                                9,176            8,960
  Amortization of debt expense                      287              287
  Interest income                                     0              (36)
						  9,463            9,211

Loss before income taxes, cumulative
  effect of change in accounting, and
  preferred stock charges                        (2,796)          (5,234)

Provision for income taxes                           70               47
Loss before cumulative effect of change
  in accounting, and preferred stock charges     (2,866)         (5,281)

Cumulative effect of change in accounting                         7,420
Net income (loss) before preferred
   stock charges                                (2,866)           2,139

Preferred stock charges:
  Preferred dividends                           (5,066)         (4,349)
  Amortization of preferred stock discount        (372)           (334)

Net loss applicable to common stockholders     ($8,304)        ($2,544)

Loss before cumulative effect of change in
accounting                                      ($3.99)         ($4.64)
Cumulative effect of change in accounting                         3.49
Net loss per common share assuming dilution     ($3.99)         ($1.15)

See accompanying notes to financial statements.

				    <Page 6>



				 MOSLER INC.
   CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
		    SIX MONTHS ENDED DECEMBER 27, 1997
	       (In thousands of dollars except share data)

									  Redemption
					Common                              Value of     Foreign
					 Stock                               Common      Currency
				       $.10 Par    Accumulated   Pension   Stock held  Translation    Treasury
					 Value       Deficit     Liability   by ESOP   Adjustments      Stock       Total
Balance at June 28, 1997                $254       ($170,719)      ($13)      ($409)    ($1,200)      ($4,378)   ($176,465)

  Net loss before preferred stock charges             (2,866)                                                       (2,866)

  Amortization of Series D preferred
      stock discount                                    (372)                                                         (372)

  Dividends on Series D preferred stock               (1,423)                                                       (1,423)

  Dividends on Series C preferred stock               (3,643)                                                       (3,643)

  Foreign currency translation adjustment                                                   (45)                       (45)


Balance at December 27, 1997           $254       ($179,023)      ($13)     ($409)    ($1,245)        ($4,378)   ($184,814)

See accompanying notes to financial statements.


				     <Page 7>

				      MOSLER INC.
		     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
				      UNAUDITED
				   (In thousands)
							  Six months ended
							Dec. 27,      Dec. 28,
							  1997          1996
								  (As restated)

Net income (loss)                                       $  (2,866)    $  2,139
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
    Cumulative effect of change in accounting                           (7,420)
    Depreciation                                            1,320        1,155
    Amortization                                            3,309        3,296
    Gain (loss) on disposal of facilities                    (264)           1
    Interest paid in shares of preferred stock              1,079        1,754
    Provision for doubtful accounts                            67           19
    Decrease (increase) in:
      Accounts receivable                                 (13,222)      (1,112)
      Inventories                                           1,643        2,137
      Other current assets                                   (875)        (363)
    Increase (decrease) in:
      Accounts payable                                     (4,678)       1,009
      Accrued liabilities                                   3,770       (1,793)
      Unearned revenue                                      4,013        9,115
      Income taxes payable                                     19           (2)
  Net cash provided (used) by operating activities         (6,685)       9,935

  Cash flows from investing activities:
    Proceeds from sale of property and equipment              606            0
    Capital expenditures                                     (545)      (2,316)
    Decrease in other assets                                  861          680
  Net cash provided (used) by investing activities            922       (1,636)

  Cash flows from financing activities:
    Purchase of common stock                                              (257)
    Purchase of preferred stock                                         (1,684)
  Net proceeds from (payments on) revolving line of credit  6,399       (5,442)
  Principal payment on long-term debt                        (500)        (500)
    Net cash provided (used) by financing activities        5,899       (7,883)
  Effect of exchange rate changes on cash                     (45)         (15)
  Net increase in cash and cash equivalents                    91          401

  Cash and cash equivalents at beginning of period            389            0
  Cash and cash equivalents at end of period             $    480      $   401

See accompanying notes to financial statements.

				    <Page 8>

			      FINANCIAL INFORMATION
Item 1.   Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation

   In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of December 27, 1997, and the results of operations for the three months and six months ended December 27, 1997 and December 28, 1996 and the cash flows for the six months ended December 27, 1997 and December 28, 1996. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 28, 1997 has been derived from the audited consolidated financial statements of the Registrant. The results of operations for the three months and six months ended December 27, 1997 and December 28, 1996 and cash flows for the six months ended December 27, 1997 and December 28, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 28, 1997, included in the Registrant's Annual Report on Form 10-K.

2. Accounting Method Changes

   During the fourth quarter of fiscal 1997, the Company changed its method of accounting for service van inventory from immediately expensing the cost of inventory placed in its service van fleet to that of capitalizing such inventory and recording its usage through cost of sales. The cumulative effect of this change as of June 30, 1996 was to increase inventory and reduce net loss by $7,420,000 (net of reserve of $1,466,000). The effect of this restatement on the three months and six months ended December 28, 1996 is as follows (amounts in thousands except per share amounts):

Six Months Ended December 28, 1996:
					 As originally
					    Reported          As Restated
   Operating income                         $5,754               $3,997
   Net income (loss) before
     preferred stock charges               ($3,916)              $2,139
   Net applicable to common
     stockholders                          ($8,187)             ($2,544)
   Net per common share                     ($3.82)              ($1.15)


				    <Page 9>

Three Months Ended December 28, 1996:
					   As originally
					      Reported         As Restated
   Operating Income                           $4,001             $2,855
   Net loss before preferred stock
     charges                                  ($600)            ($1,746)
   Net loss applicable to common
     stockholders                            ($2,970)           ($4,116)
   Net loss per common share                  ($1.39)            ($1.92)

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard will result in additional financial statement disclosures.

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

				    <Page 10>

3. Inventories

   The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

   The components of inventories are as follows:

					       Dec. 27,      June  28,
						1997           1997
							 (in thousands)
     Finished products and service             $20,447        $19,649
     Products in Process                         2,221          3,996
     Raw materials                               2,894          3,514
     Less Allowance                             (3,906)        (3,860)
       Total                                   $21,656        $23,299

4.   Net Loss per share

     Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares for the six month period of fiscal 1998 is 2,080,667 as compared to 2,148,398 shares for the same period of fiscal 1997. SFAS No. 128, "Earnings Per Share," was adopted during the quarter ended December 27, 1997. The adoption of SFAS No. 128 did not have a material effect on previously reported per share amounts.

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

				    <Page 11>

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

				    <Page 12>

6. Reclassification

   Certain prior quarter and prior year's data has been reclassified to conform to current presentation.

				    <Page 13>


				   MOSLER INC.

Item 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, fluctuations in operating results and other risks detailed from time to time in the Company's fillings with the Securities and Exchange Commission.

Results of Operations:

Three months Ended December 27, 1997 Compared to the Three Months
Ended December 28, 1996

Sales

The Company's sales increased during the three months ended December 27, 1997 by 12.7% to $59.4 million from $52.7 million. Service sales remained constant over the two periods at $26.7 million. Product net sales increased during the three months ended December 27, 1997 by 25.6% to $32.7 million from $26.0 for the three months ended December 28, 1996. Electronic Security Systems sales increased in the period by 45.1% and Physical Security Systems sales increased by 13.2%.


Gross Profit

Gross profit for the three months ended December 27, 1997 increased to $13.8 million from $11.9 million for the same period in the prior year. Gross profit as a percentage of sales increased to 23.3% for the three months ended December 27, 1997 from 22.6% for the three months ended December 28, 1996. The increase in gross margin dollars and percentages are a result of improved volumes and efficiencies.

				    <Page 14>


Selling and Administrative Expense

Selling and administrative expense decreased in the three months ended December 27, 1997 by 1.2% to $9.0 million from $9.2 million. The decrease was a result of cost cutting measures implemented by the Company. Selling and administrative expense as a percentage of net sales decreased to 15.2% for the three months ended December 27, 1997 from 17.4% for the same period in the prior year.

Operating Income

The Company's operating income for the three months ended December 27, 1997 of $4.3 million is $1.4 million more than for the three months ended December 28, 1996. Included in operating income for the three months ended December 27, 1997 were plant closing costs of $.2 million. These costs relate to the closing of the Company's counter services operation in Buffalo, NY.

Debt Expense

Debt expense increased for the three months ended by 9.7% to $5.0 million from $4.6 million for the three months ended December 28, 1996. The increase was due to an increase in the interest on the unpaid dividends for preferred stock.

Net Loss

Net loss before preferred stock charge decreased $.9 million for the three months ended December 27, 1997 to $.8 million as compared to $1.7 million for the three months ended December 28, 1996.


Six Months Ended December 27, 1997 Compared to the
Six Months Ended December 28, 1996.

Sales

The Company's sales increased by 8.3% during the six months ended December 27, 1997 to $111.8 million from $103.2 million for the same period in 1996.

				    <Page 15>

Service sales decreased by $1.0 million or 1.9% for the period ending December 27, 1997 to $51.9 million from $52.9 million for the six months ended December 28, 1996. The decrease was due to lower time and material sales of $1.2 million offset by an increase in service agreement sales of $.2 million. The decline in time and material sales is a result of a refinement in the Company's method of recording certain revenues and costs formally classified as service and now allocated directly to product lines.

Product net sales increased by 19.1% to $59.9 million for the six months ended December 27, 1997 from $50.3 million for the six months ended December 28, 1996. Electronic Security Sales increased by 30.8% with increases in Alarm Systems of $.6 million, CCVS of $2.0 million, COMSEC Systems of $3.2 million and Access Control System of $.3 million. Physical Security sales increased by 10.6% with increases in Safe products of $.7 million, Counter products of $.8 million and Remote Transaction Systems products of $1.8 million offset by decreases in other various products.


Gross Profit

Gross profit increased during the six months ended December 27, 1997 by 10.7% to $25.2 million from $22.7 million for the six months ended December 28, 1996. Gross profit as a percentage of sales increased to 22.5% from 22.0%. The increase in gross profit dollars was a result of higher sales volume. The Company experienced improved gross profit percentages in Service and Physical Security offset by lower gross profits on Electronic Security Sales.


Selling and Administrative Expense

Selling and Administrative expenses decreased by 6.5% to $17.8 million for the six months ended December 27, 1997 from $19.0 million for the six months ended December 28, 1996. The decrease related to cost savings measures implemented in the fourth quarter of fiscal 1997 offset by higher commission expenses on an increased orders volume.


Operating Income

The Company's operating income for the six months ended December 27, 1997 of $6.7 million is $2.7 million more than the six months ended December 28, 1996. Included in operating income for the six months ended December 27, 1997 were plant closing costs of $.4 million. These cost related to the closing of the Counter Systems Operation in Buffalo, NY. A third party vendor was found to manufacture counter system products for the Company.

				    <Page 16>

Debt Expense

Debt expense for the six months ended December 27, 1997 increased by $.3 million to $9.5 million as compared to the previous year of $9.2 million. The increase was due to an increase in the interest rate on the unpaid dividends for preferred stock.


Net Loss

Net loss before the cumulative effect of the change in accounting decreased by $2.4 million for the six months ended December 27, 1997 to $2.9 million from $5.3 million for the six months ended December 28, 1996.


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


Liquidity and Capital Resources

On February 5, 1998 the Company entered into an Amendment to its Financing Agreement with Star Bank N.A., under which future financial convenants were set. Under the terms of the Amendment, the credit facility was increased to $27.75 million. Borrowings under the amended credit facility will bear interest at the prime lending rate plus 1.5%.

Cash used by operating activities was $6.6 million for the six months ended December 27, 1997 as compared to cash provided of $9.9 million for the same period of fiscal 1997 for a decrease of $16.5 million. This variance was a result of increased working capital requirements due to the increase in sales volume.

The Company's unfinanced capital expenditures were $.5 million for the first six months of fiscal 1997 as compared to $1.6 million the six months end December 28, 1996. The Company anticipates Capital expenditures for fiscal 1998 will not exceed $2.5 million.

				    <Page 17>

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.



				    <Page 18>


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	None




				    <Page 19>



				    MOSLER INC.



				    Signature





Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





				   Mosler Inc.
				  (Registrant)












Date:  February 6, 1998                  /s/  Thomas J. Bell

					 Thomas J. Bell
					 Chief Financial Officer


				    <Page 20>