Form 10-Q
period 1998-03-28
MOSLER INC
filed 1998-05-11
CIK 792851

			   UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
		      WASHINGTON, DC  20549
			     FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended  March 28, 1998

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

      Yes       X                        No
       Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.10 Par Value      2,086,219.420340  shares as of
				   March 28, 1998

			     <Page 1>



				 INDEX
Financial Information   (Part I)
								      Page
Item  1. Financial Statements  (Unaudited)
  Consolidated condensed balance sheets - March 28, 1998
  and June 28, 1997                                                    3-4

  Consolidated condensed statements of operations - Three months
  ended March 28, 1998  and  March 29, 1997                              5

  Consolidated condensed statements of operations - Nine months
  ended March 28, 1998  and  March 29, 1997                              6

  Consolidated condensed statement of common stockholders'
  deficiency - Nine months ended March 28, 1998                          7

  Consolidated condensed statements of cash flows - Nine months
  ended March 28, 1998  and  March 29, 1997                              8

  Notes to consolidated condensed financial statements                9-13


Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations                         14-18


Other information   (Part II)

Item  1. Legal Proceedings                                              19

	 Signatures                                                     20

			     <Page 2>


		  PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

			    MOSLER INC.
	       CONSOLIDATED CONDENSED BALANCE SHEETS
			  (in thousands)
						   Mar. 28,     June 28
						     1998         1997
						   (Unaudited)  (Derived from
								   Audited
								  Financial
								 Statements)
Assets
Current assets:
  Cash and cash equivalents                       $    301      $    389
  Accounts receivable, net                          50,191        47,538
  Inventories                                       23,109        23,299
  Other current assets                               3,124         1,237
Total current assets                                76,725        72,463

Facilities:
  Land and land improvements                           802           802
  Buildings                                          4,739         4,809
  Machinery and equipment                           33,089        37,852
  Improvement in progress                              887           296
  Gross facilities                                  39,517        43,759

  Less accumulated depreciation                     30,228        32,935
Net facilities                                       9,289        10,824

Other assets:
  Service agreements                                10,152        13,537
  Deferred debt issuance costs                       2,859         3,291
  Goodwill                                           3,416         4,548
  Other intangible assets                              964           964
  Sundry                                               750         1,626
  Total Other Assets                                18,141        23,966

						  $104,155      $107,253

			     <Page 3>

						   Mar. 28,     June 28,
						     1998         1997
Liabilities, redeemable stock and common          (Unaudited)   (Derived from
								   Audited
  stockholders' deficiency                                       Financial
								 Statements)
Current liabilities:
  Accounts payable                                $ 14,701      $ 17,574
  Accrued liabilities:
    Compensation & payroll taxes                     5,450         4,274
    Product warranty                                   934           857
    Accrued workers' compensation                    4,250         4,746
    Accrued interest                                 2,676         5,772
    Other                                            6,513         5,858
  Unearned revenue                                  16,508        17,021
  Income taxes payable                                 237           233
  Long-term debt due within one year                 1,317         1,317
Total current liabilities                           52,586        57,652

Long-term debt due after one year                  132,651       126,671
Post retirement health benefits                     11,912        11,552
Pension liability                                    1,745         1,745

Commitments and contingencies
Redeemable stock:
  Series D increasing rate preferred stock          52,653        47,135
  Series C adjustable rate preferred stock          42,082        38,554
  Common Stock                                         409           409
						    95,144        86,098

Common stockholders' deficiency:
  Common stock                                         254           254
  Accumulated deficit                             (184,069)     (170,719)
  Excess of additional pension liability over
    unrecognized prior service cost                    (13)          (13)
  Redemption value of common stock held by ESOP       (409)         (409)
  Foreign currency translation adjustments          (1,268)       (1,200)
  Common stock held in treasury                     (4,378)       (4,378)
Total common stockholders' deficiency             (189,883)     (176,465)

						  $104,155      $107,253

See accompanying notes to financial statements.

			     <Page 4>


			     MOSLER INC.
	    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
			     (Unaudited)
	       (In thousands except per share amounts)
						     Three months ended
						   Mar. 28,      Mar. 29,
						     1998          1997
Net sales:                                                     (as restated)
  Service                                          $ 25,792      $ 26,765
  Product                                            29,756        23,532
						     55,548        50,297
Cost of sales:
  Service                                            19,912        20,037
  Product                                            23,477        19,542
						     43,389        39,579

Gross profit                                         12,159        10,718

Selling and administrative expense                    9,755         9,939
Other (income) expense                                 (249)          123
						      9,506        10,062
Operating income                                      2,653           656

Debt expense:
  Interest expense                                    4,506         4,290
  Amortization of debt expense                          146           145
						      4,652         4,435

Loss before income taxes and preferred stock
   charges                                           (1,999)       (3,779)

Provision for income taxes                                3            25

Loss before preferred stock charges                  (2,002)       (3,804)

Preferred stock charges:
  Preferred dividends                                (2,858)       (2,151)
  Amortization of preferred stock discount             (186)         (170)
Net loss applicable to common stockholders          ($5,046)      ($6,125)

Net loss per common share                            ($2.41)       ($2.91)

See accompanying notes to financial statements.

			     <Page 5>


				MOSLER INC.
	      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
				(Unaudited)
		   (In thousands except per share amounts)
						       Nine months ended
						     Mar. 28,       Mar. 29,
						      1998            1997
Net sales:                                                        (as restated)

  Service                                           $  77,727      $ 79,667
  Product                                              89,632        73,819
						      167,359       153,486

Cost of sales:
  Service                                              58,143        61,010
  Product                                              72,151        59,023
						      130,294       120,033

Gross profit                                           37,065        33,453

Selling and administrative expense                     27,571        29,005
Other (income) expense                                    174          (185)
						       27,745        28,820
Operating income                                        9,320         4,633

Debt expense:
  Interest expense                                     13,682        13,214
  Amortization of debt expense                            433           432
						       14,115        13,646

Loss before income taxes, cumulative effect of
  change in accounting and preferred stock charges     (4,795)       (9,013)

Provision for income taxes                                 73            72

Loss before cumulative effect of change in
  accounting and preferred stock charges                             (4,868)       (9,085)

Cumulative effect of change in accounting                             7,420

Net loss before preferred stock charges                (4,868)       (1,665)

Preferred stock charges:
  Preferred dividends                                  (7,924)       (6,500)
  Amortization of preferred stock discount               (558)         (504)
Net loss applicable to common stockholders           ($13,350)      ($8,669)

Loss before cumulative effect of change in
  accounting                                           ($6.38)       ($7.55)
Cumulative effect of change in accounting                0.00          3.49

Net loss per common share                              ($6.38)       ($4.06)

See accompanying notes to financial statements.

			     <Page 6>



							     MOSLER INC.
			     CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
						    NINE MONTHS ENDED MARCH 28, 1998
							      (Unaudited)
						       (In thousands of dollars)

									     Redemption
					  Common                             Value of     Foreign
					  Stock                              Common       Currency
					  $.10 Par  Accumulated    Pension   Stock held   Translation  Treasury
					  Value     Deficit        Liability by ESOP      Adjustments  Stock       Total

Balance at June 28, 1997                   $254      ($170,719)      ($13)      ($409)      ($1,200)   ($4,378)    ($176,465)

  Net loss before preferred stock charges               (4,868)                                                       (4,868)

  Amortization of Series D preferred
    stock discount                                        (558)                                                         (558)

  Dividends on Series D preferred stock                 (2,398)                                                       (2,398)

  Dividends on Series C preferred stock                 (5,526)                                                       (5,526)

  Foreign currency translation adjustment                                                       (68)                     (68)


Balance at March 28, 1998                  $254      ($184,069)      ($13)      ($409)      ($1,268)   ($4,378)    ($189,883)


See accompanying notes to financial statements.

			     <Page 7>



				  MOSLER INC.
		CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
				  (Unaudited)
				 (In thousands)
						     Nine months ended
						     Mar. 28,      Mar. 29,
						      1998          1997
								  (As restated)
Net loss                                            $  (4,868)    $  (1,665)
 Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
  Cumulative effect of change in accounting                          (7,420)
  Depreciation                                          1,937         1,848
  Amortization                                          4,967         4,951
  Loss (gain) on disposal of facilities                  (479)            2
  Interest paid in shares of preferred stock            2,564         2,665
  Provision for doubtful accounts                          75            73
  Decrease (increase) in:
   Accounts receivable                                 (2,728)        9,233
   Inventories                                            190          (274)
   Other current assets                                (1,887)         (810)
  Increase (decrease ) in:
   Accounts payable                                    (2,873)        2,450
   Accrued liabilities                                 (1,037)       (5,725)
   Unearned revenue                                      (513)        3,120
   Income taxes payable                                     4           (16)
 Net cash provided (used) by operating activities      (4,648)        8,432

Cash flows from investing activities:
 Proceeds from sale of property and equipment             607
 Capital expenditures                                  (1,076)       (3,890)
 Decrease in other assets                                 858           624
  Net cash provided (used) by investing activities        389        (3,266)

Cash flows from financing activities
 Purchase of common stock                                 (19)         (556)
 Purchase of preferred stock                           (1,989)       (1,684)
 Net proceeds from (payments on) revolving
  line of credit                                        6,997        (2,675)
 Principal payment on long-term debt                     (750)         (750)
  Net cash provided (used) by financing activities      4,239        (5,665)
Effect of exchange rate changes on cash                   (68)           (2)
Net decrease in cash and cash equivalents                 (88)         (501)
Cash and cash equivalents at beginning of period          389             0
Cash and cash equivalents at end of period           $    301      $   (501)

See accompanying notes to financial statements.

			     <Page 8>



FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Condensed Financial Statements


1.   Basis of Presentation

	In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 28, 1998, and the results of operations for the three months and nine months ended March 28, 1998 and March 29, 1997 and the cash flows for the nine months ended March
28, 1998 and March 29, 1997. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 28, 1997 has been derived from the audited consolidated financial statements of the Registrant. The results of operations for the three months and nine months ended March 28, 1998 and March 29, 1997 and cash flows for the nine months ended March 28, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 28, 1997, included in the Registrant's Annual Report on Form 10-K.


2.   Accounting Method Change

	During the fourth quarter of fiscal 1997, the Company changed its method of accounting for service van inventory from immediately expensing the cost of inventory placed in its service van fleet to that of capitalizing such inventory and recording its usage through cost of sales. The cumulative effect of this change as of June 30, 1996 was to increase inventory and reduce net loss by $7,420,000 (net of reserve of $1,466,000). The effect of this restatement on the three months and nine months ended March 29, 1997 is as follows (amounts in thousands except per share amounts):


Nine Months Ended March 29, 1997:
					  As originally
					    Reported       As Restated
   Operating income                          $6,203             $4,633
   Net loss before
     preferred stock charges                ($7,515)           ($1,665)
   Net loss applicable to common
     stockholders                          ($14,519)           ($8,669)
   Net loss per common share                 ($6.83)            ($4.06)


			     <Page 9>


Three Months Ended March 29, 1997:
					  As originally
					    Reported       As Restated
   Operating Income                            $449            $656
   Net loss before preferred stock
     charges                                ($4,011)        ($3,804)
   Net loss applicable to common
     stockholders                           ($6,332)        ($6,125)
   Net loss per common share                 ($3.01)         ($2.91)


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

The components of inventories are as follows:

					    March 28,       June  28,
					      1998            1997
						  (in thousands)
Finished products and service              $22,474          $19,649
Products in Process                          1,787            3,996
Raw materials                                3,066            3,514
Less Allowance                              (4,218)          (3,860)
Total                                      $23,109          $23,299


4.      Net Loss per common share

Net loss per common share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of common shares for the nine month period of fiscal 1998 is 2,093,669 as compared to 2,126,527 shares for the same period of fiscal 1997.

SFAS No. 128, "Earnings Per Share," was adopted during the quarter ended March 28, 1998. The adoption of SFAS No. 128 had no effect on previously reported per share amounts. Additionally there is no difference in the calculations of basic and diluted net loss per common share.


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

			     <Page 11>

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

Previously the IRS had informed the Company that if their proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $3.7 million plus interest through 1993. However the IRS recently informed the Company that the additional income taxes, for which the Company would be liable, is approximately $4.1 million. The Company would have a future tax liability of approximately $2.4 million for the same issues carrying forward into, as yet, unaudited years.

Management believes that it has meritorious defenses to the adjustments proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. On December 9, 1994 and October
6, 1995, the Company filed a protest to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting, letters were issued on April 10, 1996 and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues. On February 10, 1998 the company met with the Internal Revenue Appeals Officer to provide additional information to support its position and to attempt to resolve the matter. No resolution was reached, and subsequent to that meeting the Company received a Final Defiency Notice from the IRS.
The Company will file a petition for a Tax Court hearing.  The
Company maintains its position that it has a meritorious defense to the adjustment, proposed by the IRS.

			     <Page 12>

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


Results of Operations:

Three months Ended March 28, 1998 Compared to the Three Months
Ended March 29, 1997

Sales

The Company's sales increased during the three months ended March 28, 1998 by 10.4% to $55.5 million from $50.3 million for the same period of the prior year. Product net sales increased during the three months ended March 28, 1998 by 26.4% to $29.8 million from $23.5 million for the three months ended March 29, 1997. Electronic Security Systems sales increased in the period by 24.4% and Physical Security Systems sales increased by 30.3%. Service sales decreased in the period by 3.6% to $25.8 million from $26.8 million. The decrease was primarily due to lower time and material revenues. The decline in time and materials revenue is a result of a refinement in the Company's method of recording certain revenues and costs formally classified as service and now allocated directly to product lines.



Gross Profit

Gross profit for the three months ended March 28, 1998 increased to $12.2 million from $10.7 million for the same period in the prior year. Gross profit as a percentage of sales increased to 21.9% for the three months ended March 28, 1998 from 21.3% for the three months ended
March 29, 1997. The increase in gross margin dollars and percentages are a result of improved volumes and efficiencies.

			     <Page 14>

Selling and Administrative Expense

Selling and administrative expense decreased in the three months ended March 28, 1998 by 1.8% to $9.7 million from $9.9 million. The decrease was a result of cost cutting measures implemented by the Company. Selling and administrative expense as a percentage of net sales decreased to 17.5% for the three months ended March 28, 1998 from 19.8% for the same period in the prior year.


Operating Income

The Company's operating income for the three months ended March 28, 1998 of $2.7 million is $2.0 million more than for the three months ended March 29, 1997. Included in operating income for the three months ended March 28, 1998 were plant closing costs of $.3 million. These cost relate to the closing of the Company's Counter Services Operation in Buffalo, NY.


Debt Expense

Debt expense increased for the three months ended by 4.9% to $4.7 million from $4.4 million for the three months ended March 29, 1997. The increase was due to an increase in the interest on the unpaid dividends for preferred stock.


Net Loss

Net loss before preferred stock charges decreased $1.8 million for the three months ended March 28, 1998 to $2.0 million as compared to $3.8 million for the three months ended March 29, 1997.



Nine Months Ended March 28, 1998 Compared to the
Nine Months Ended March 29, 1997.


Sales

The Company's sales increased by 9.0% during the nine months ended
March 28, 1998 to $167.4 million from $153.5 million for the same period ended March 29, 1997.
			     <Page 15>

Service sales decreased by $1.9 million or 2.4% for the nine month period ending March 28, 1998 to $77.7 million from $79.6 million for the nine months ended March 29, 1997. The decrease was due to lower time and material sales of $1.9 million. The decline in time and material sales is a result of a refinement in the Company's method of recording certain revenues and costs formally classified as service and now allocated directly to product lines.

Product sales increased by 21.4% for the nine months ended March 28, 1998 to $89.6 million from $73.8 million for the nine months ended March
29, 1997. Electronic Security Systems sales increased by 28.7% with increases in Alarm Systems of $1.1 million, COMSEC of $4.2 million, CCVS of $2.9 million, Currency Handling of $1.6 million offset by a decrease in Access Control of $.9 million. Physical Security System sales increased by 16.7% with increases in Vaults of $1.9 million, RTS of $2.6 million, Counter Products of $.5 million, and increases in other products of $1.5 million offset by a decrease in Government Containers of $1.0 million.


Gross Profit

Gross profit increased during the nine months ended March 28, 1998 by 10.8% to $37.1 million from $33.5 million for the same period in the prior fiscal year. Gross profit as a percentage of sales increased to 22.1% from 21.8%. The increase in gross profit dollars was a result of higher sales volume. The Company experienced improved gross profit percentages in Service and Physical Security offset by lower gross profits on Electronic Security Sales.



Selling and Administrative Expense

Selling and Administrative expenses decreased by 4.9% to $27.6 million for the nine months ended March 28, 1998 from $29.0 million for the nine months ended March 29, 1997. The decrease related to cost savings measures implemented in the fourth quarter of fiscal 1997 offset by higher commission expenses on an increased orders volume.


Operating Income

The Company's operating income for the nine months ended March 28, 1998 of $9.3 million is $4.7 million more than for the nine months ended March 29, 1997. Included in operating income for the nine months ended March 28, 1998 were plant closing costs of $.5 million. This cost related to closing of the Counter Systems Operation in Buffalo, NY. A third party vendor was found to manufacture counter systems products for the Company.
			     <Page 16>

Debt Expense

Debt expense increased for the nine months ended March 28, 1998 by $.5 million to $14.1 million from $13.6 million. The increase was primarily due to an increase in the interest rate on the unpaid dividends and interest on preferred stock.


Net Loss

Net loss before the cumulative effect of the change in accounting decreased by $4.2 million for the nine months ended March 28, 1998.


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


Liquidity and Capital Resources


On April 23, 1998 the Company entered into an Amendment to its Financing Agreement with Star Bank N.A., under which future financial convenants were set. Under the terms of the Amendment, the credit facility was increased to $30.25 million. Borrowings under the amended credit facility will bear interest at the prime lending rate plus 1.5%.

Cash used by operating activities was $4.6 million for the nine months ended March 28, 1998 as compared to cash provided of $8.4 million for the same period of fiscal 1997 for a decrease of $13.0 million. This variance was a result of increased working capital requirements due to the increase in sales volume.

The Company's unfinanced capital expenditures were $1.1 million for the first nine months of fiscal 1997 as compared to $2.4 million the nine months end March 29, 1997. The Company anticipates Capital expenditures for fiscal 1998 will not exceed $2.0 million.

			     <Page 17>

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.


Other Business Information - Year 2000 Disclosure

The Company is in the process of implementing a new business and accounting software system which will be fully capable of processing transactions relating to the year 2000 and beyond. This project is scheduled to be completed in the first half of 1999. The cost is not expected to have a material impact on the Company's financial position or results of operation. The Company, as part of its ongoing product evaluation and improvement process, has reviewed its products for compliance with the year 2000 processing issues. As such the Company has made available information to its customers on any known issues. Based on these reviews the Company is not aware of any significant product issues which would result in a material impact on the Company's financial position or results of operations.

			     <Page 18>

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	None

			     <Page 19>



				 MOSLER INC.




				 Signature






Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







				  Mosler Inc.
				 (Registrant)












Date:  May 7, 1998              /s/ Thomas J. Bell
				Thomas J. Bell
				Chief Financial Officer

			     <Page 20>