Form 10-K
period 1998-06-27
MOSLER INC
filed 1998-09-25
CIK 792851

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                               FORM 10-K
(Mark One)
 {X}  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    			June 27, 1998

                                OR

{   }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

For the transition period from 		   to

Commission file number 		33-67908

                           MOSLER INC.
       (Exact name of registrant as specified in its charter)

Delaware                                      31-1172814
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

8509 Berk Boulevard
Hamilton, Ohio                                  45015-2213
(Address of principal executive offices)	(Zip Code)

(513) 870-1900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
	None
Securities registered pursuant to Section 12(g) of the Act:
	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	  Yes	 X 		No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  	[X]

There is no market for the Company's common stock.

Common Stock, $0.10 Par Value 		2,080,407.8682  shares as of
                                              June 27, 1998

                                  <PAGE 1>

                           Mosler Inc.
               Index to Annual Report on Form 10-K

Part I                                                          Page

Item  1 Business                                                5-13
Item  2 Properties                                                14
Item  3 Legal Proceedings                                         15
Item  4 Submission of Matters to a Vote of Security Holders       16



Part II

Item  5	Market for Registrant's Common Equity and Related
        Stockholder Matters                                       17
Item  6 Selected Financial Data                                18-20
Item  7 Management Discussion and Analysis                     21-31
Item  8 Financial Statement and Supplementary Data                32
Item  9	Changes in and Disagreement with Accountants
        on Accounting and Financial Disclosures                   33



Part III

Item 10	Directors and Executive Officers of the Registrant	34-35
Item 11 Executive Compensation                                  36-40
Item 12	Security Ownership of Certain Beneficial Owners
        and Management                                             41
Item 13 Certain Relationships and Related Transactions             42



Part IV

Item 14	Exhibits, Financial Statement Schedule, and Reports
        on Form 8-K                                             43-46

        Signatures                                                 47

                                  <PAGE 2>


                                   Part I
Item 1 - Business
                                 The Company

Mosler Inc. (the "Company" or "Mosler") is a major provider and servicer of security systems and product. The Company manufactures, markets, installs and services security systems and products used by financial institutions and other commercial and industrial entities. Founded in 1867, the Company's business historically was based on the manufacture and sale of vaults, safes and other physical security products. In recent years, the service of such products and the manufacture, marketing, installation and service of electronic security systems has become increasingly important to the Company. The Company estimates that during fiscal year 1998 approximately 51.5% of its gross profit was generated through the repair and service of security systems and products provided by the Company and others. The Company currently manufactures and sells electronic security systems, access control systems, CCTV systems, burglar alarms, currency handling equipment, drive-in banking systems, modular vaults, vault doors, security containers and safes.

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

On May 23, 1990, the Company merged (the "Merger") with a corporation organized by Kelso Investment Associates IV, L.P. ("KIA
IV"), a Delaware limited partnership, and an affiliate. In connection with the Merger and intermediate transactions, all of the shares of the Company's Class A Common Stock (the "Old Common Stock"), were exchanged, at the option of the holder, for either (i) $79 in cash plus .17 shares of the Company's Series D Preferred Stock (the "Cash and
Preferred Stock Consideration") or (ii) 7.9 shares of Common stock and
 .17 shares of Series D Preferred Stock (the "Common and Preferred Stock Consideration"). Approximately 1,068,127 shares of Old Common Stock, representing 89.4% of the Old Common Stock outstanding prior to the Merger on a fully-diluted basis, were exchanged for the Cash and Preferred Stock Consideration and approximately 127,498 shares of Old Common Stock representing 10.6% of the Company's Old Common Stock outstanding prior to the Merger on fully-diluted basis, were exchanged for the Common and Preferred Stock Consideration. In the Merger, KIA IV and the affiliate purchased an aggregate of 1,400,000 shares of common stock. Also in connection with the Merger, the Company purchased from BancBoston Capital Inc. ("BancBoston") all shares of a previously

                                  <PAGE 3>

outstanding series of preferred stock of the Company. All of the transactions described above are collectively referred to herein as the "1990 Transaction."

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

As of the date hereof, affiliates of Kelso own approximately 67% of the common stock of the Company. The remaining common stock is owned by management, directors and employees of the Company (including shares held in the Company's 401(k) Savings Plan for their benefit, and the Company's ESOP).

The Company's principal executive offices are located 8509 Berk
Boulevard, Hamilton, Ohio 45015 and its telephone number is (513) 870-
1900.
                                  <PAGE 4>


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

In fiscal 1997 the Company has made several significant changes in its management structure. Historically the Company's sales, service and installation management had been structured geographically. Each region had full profit and loss responsibility for sales, service and installation. With the continued consolidation in the banking industry as well as the commercial sector, the geographical approach had led to conflicts between regions. As such, the Company has implemented a market channel structure that eliminates the regional approach.

The Company's service business has been a reliable source of cash flow. Approximately 43% of the Company's service revenues are derived from service agreements for providing ongoing maintenance. Although the majority of the Company's service revenues are derived from servicing products provided by the Company, the Company's service organization is equipped to handle the products of other manufacturers. The Company's 1,149 person service and sales organization operates through approximately 64 offices located throughout the country.

                                  <PAGE 5>

Products

The Company's two primary products are physical security and electronic security systems.

The Company's operations can be divided into four general categories: service, electronic security systems, physical security products and international operations. The following table sets forth the Company's net sales from each of these four categories as a percentage of total net sales for each of the last three fiscal years:


                                       Percentage of total net sales
                                       1998        1997       1996
Service                                46.0%       51.2%      49.0%
Electronic security systems            22.3%       18.8%      19.9%
Physical security products             27.6%       26.0%      26.7%
International                           4.8%        4.4%       5.7%
Elimination of interdivisional sales    (.7%)       (.4)%     (1.3)%
Total                                  100.0%      100.0%    100.0%

Service

The Company believes that the capabilities of its service organization significantly enhance the sale of its products. The Company services electronic security systems, remote drive-in systems and physical security products it produces, as well as products produced by other manufacturers. Service revenues accounted for approximately 46% of the Company's net sales for fiscal 1998.

During fiscal 1998 service agreement sales declined $.2 million. Time and material sales declined $2.4 million. The decline in time and material revenue is a result of a refinement in the Company's method of recording certain revenues and costs formerly classified as service and now allocated directly to product lines. Approximately 43% of the Company's service revenues for fiscal 1998 were generated by services performed under service agreements. The Company offers various maintenance plans, ranging from plans that provide service only during business hours to plans that provide service at any time. Service plans generally require advance payment of a specified service fee. The remaining service revenues were generated by individual customer service calls for which the customer was charged for labor and materials.

The Company employs approximately 956 field service personnel. A majority of the service personnel are located in the Company's 64 domestic offices. The Company maintains a fleet of approximately 889 service vehicles for use by its service personnel.

To meet increased electronic security systems service requirements and accommodate changes in technology, the Company will be required to

                                  <PAGE 6>

increase its servicing capability by continuing and expanding the practice of providing electronic security systems training to a substantial percentage of its existing field personnel, providing follow-up training sessions and recruiting new personnel with electronics systems experience.

Electronic Security Systems

The Company engineers and manufactures electronic security systems for both financial institutions and commercial and industrial customers. The Company also engineers and manufactures drive-up banking systems for financial institutions. Sales of electronic security systems accounted for approximately 22% of the Company's net sales for the year ended June 27, 1998.

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

During fiscal 1996 the Company acquired a minority interest in PACOM
DATA PTY. (PACOM) Ltd. of Sydney, Australia, a supplier of the
Company. PACOM is a world leader in highly advanced security communications, networking and systems development. In 1998 PACOM was acquired by Bell Security Limited (BELL), Hertfordshire, Great Britain in a transaction through which 100% of PACOM's common shares were exchanged for common shares of Bell. As a result of this transaction, Mosler now holds a 5% interest in Bell.

Through a distribution arrangement with Toshiba, the Company also markets a line of currency handling equipment including a micro-processor controlled currency handling system which improves productivity through high speed counting, sorting, bill facing and counterfeit detection. The Company also offers burglar alarms that provide signals locally or to a central station.

Mosler also has a line of products which provide a higher level of security at both the entrance sites of facilities and also within the facilities. These products, which are sourced from outside suppliers, include automated security portals, turnstiles and metal detectors.

                                  <PAGE 7>

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

Physical Security Products

The Company engineers, purchases and manufactures modular vaults, vault doors, night depositories, safe-deposit boxes, drive-in windows and counter systems for financial institutions. The Company also provides drive-in and walk-up transaction systems for financial institutions, including equipment permitting sight-and-sound communications between tellers and customers and customer identification. The Company also engineers and manufactures money and record safes and insulated vault doors for financial institutions, United States government agencies and contractors and other commercial and industrial customers. Sales of physical security products accounted for approximately 28% of the Company's net sales for the year ended June 27,1998.

The Company closed its Hamilton, Ohio manufacturing facility on April 2, 1996. The plant closing is part of the Company's ongoing efforts intended to improve its competitive position in the industry. The product lines that had been manufactured at the Hamilton, Ohio plant were transferred to other Company facilities or built to the Company's specifications by other manufacturing companies. The plant closing and related shutdown expenses resulted in a pretax charge of approximately $3.0 million.

The Company closed its Buffalo, New York manufacturing facility on August 1, 1997. The plant closing is part of the Company's ongoing efforts to improve cost efficiencies. The product lines that had been manufactured at the Buffalo, New York plant were transferred to another manufacturer who
                                  <PAGE 8>

will build the product to the Company's specifications. The plant closing and related shut down expenses resulted in a pretax charge of approximately $.6 million.

In August of 1998 the Company announced it would shut down its leased Wayne, New Jersey facility and outsource this production. In connection with this shut down, the Company expects to take a restructuring charge of approximately $1.6 million related to severance and fixed asset write-offs during the first quarter of fiscal 1999. For additional information see
Note 1 to the Consolidated Financial Statements.

The Company believes that it is the largest provider of Government Containers in the United States. Government Containers are secured file drawers, used by United States government agencies, including branches of the United States armed forces, to protect documents, weapons and other materials from espionage, theft and destruction. The Company also sells its Government Containers to government contractors. United States sales to government agencies and contractors accounted for approximately 4.0%, 4.6%, and 4.0% of the Company's net sales in fiscal years 1998, 1997 and 1996 respectively. Due to increased competition in the physical security product market and anticipated defense and federal government budget levels, the Company does not anticipate any significant future growth in sales to government agencies and contractors.

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

The Company also manufactures and purchases a line of fire and burglary resistant products for commercial and industrial customers designed to protect currency, securities and records. The principal products in this line are money and record safes and insulated vault doors. These products are sold primarily to food and drug retail chain stores, educational institutions and insurance companies. The Company also manufactures a line of Dropository units, used by utilities, libraries, schools, nsurance companies and governmental collection offices, designed to permit the payment of bills and the deposit of books and other packages during non-business hours.


International

The Company markets security products primarily to customers in Mexico, Canada, the Caribbean basin, South America and the Far East. The
Company's international sales accounted for approximately 4.8% of the Company's total net sales for fiscal 1998. The Company maintains direct

                                  <PAGE 9>

sales and service offices in Mexico, Canada and the Caribbean and a manufacturing facility for physical security products in Mexico. The Company has also entered into agreements with licensees in Indonesia and the Philippines pursuant to which the licensees are authorized to manufacture and sell certain of the Company's products in accordance with designs, specification and quality standards established by the Company in exchange for the payment of specified fees and royalties. The Company markets products in other international locations through independent dealers. Due to high transportation costs, the Company exports only a limited number of physical security products from its facilities in the United States.

In July of 1998 the Company entered into a joint venture with three other companies for the purposes of distributing products for China. Although the company holds a minority position in the joint venture it has been approved to supply technical and management expertise. The joint venture CEO and Vice President of Operations are appointed by Mosler.

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

The Company estimates that the revenues generated from initial security product sales to a new limited branch and in connection with a branch renovation are approximately 25% and 50%, respectively, of the revenues generated from initial security product sales to a new full service branch. However, the first half of 1998 saw this trend reversing back towards full service branches, a move that, if it continues, should positively impact the Company's sales and earnings going forward.

As part of its strategy to expand its presence in the commercial and industrial markets, the Company is attempting to expand sales of its

                                  <PAGE 10>

electronic security systems (including access control systems) to commercial and industrial facilities for use in retail chain stores and office and other commercial buildings. The Company has installed integrated electronic security systems at American Honda, Oracle and United Healthcare and continues to provided electronic security systems to K-Mart and J.C. Penney retail chains. The Company has also entered into a contract to supply an integrated access control system to the New York and New Jersey Port Authority. Mosler is pursuing the segment of the commercial and industrial electronic security market in which customers have a requirement for a high level of security. Included in this segment are technology firms, brokerage firms, retail chains with large stores, defense contractors, museums and universities. The Company expects access control and CCTV to be a major source of growth in the commercial and industrial electronic security business.

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

Competition

The Company is subject to competition in the sale and service of physical security products and electronic security systems. Price and service are the principal methods of competition for physical security product sales in the financial institution market. The Company is one of the largest providers of physical security products for financial institutions. The Company's principal competitors in this market are Diebold, Inc., Canton, Ohio and the LeFebure division (Cedar Rapids, Iowa) of De La Rue Co. p.l.c., the United Kingdom. The financial institutions market is also shared by a number of smaller regional and national manufacturers. The Company's principal competitors for physical security products internationally are Chubb & Son p.l.c., the United Kingdom, and Fichet Bauche, France. The Company has experienced significantly greater competition in the commercial and industrial sector for its physical security products and electronic security systems than in the financial institution market.

The Company believes that it is the largest provider of Government Containers in the U.S. The Company's principal competitor in the

                                  <PAGE 11>

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

Sources of Supply

The Company is not substantially dependent on any one supplier except that the Company purchases electronic locks for Government Containers from the only currently government approved supplier of these electronic locks. The Company believes its sources of supply for materials used in manufacturing and assembling its products are adequate for its needs.

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

Backlog

The Company's backlog of orders was approximately $40.6 million at June 27, 1998 compared with $30.6 million at June 28, 1997. The Company expects that substantially all of its backlog at June 27, 1998 will be shipped in the next 12 months. Except for certain long-term contracts,

                                  <PAGE 12>

revenue from the sale of the Company's products, after provision for installation, is recognized when products to be installed for customer orders are shipped from the plants.

Government Contracts

Approximately 4% of the Company's net sales in fiscal 1998 were made under contracts with United States government agencies or contractors. Most government contracts are subject to the provisions of the regulatory statutes applicable to government defense program contracts or subcontracts and contain standard terms, including provisions for price redetermination as well as termination for the convenience of the government. The Company's sales to United States government agencies and contractors are dependent upon the continued approval of its products by the GSA. The Company has been subject to governmental audits of costs under contracts with United States government agencies and contractors. The most recent of such audits was concluded in 1991.

Research and Development

The Company conducts a research and development program for electronic security systems and physical security products. During fiscal 1998, the Company's research and development costs for electronic security systems and physical security products were $1.2 million and $.1 million, as compared to $2.1 million and $.1 million for such purposes in fiscal 1997.

Environmental Regulation

Certain of the Company's operations are subject to federal, state and local environmental laws and regulations. The Company believes that the Company is currently in material compliance with all environmental and pollution control laws applicable to the conduct of its business.

Employees

At June 27, 1998, the Company employed 1,688 persons. Of this number 80 were employed in the manufacture of physical security products, 72 were employed in the manufacture of electronic security systems, 1,149 were employed in sales and service operations, 174 were employed in international operations and the remainder provided management, administrative and clerical support. Approximately 169 of the Company's employees are located outside the United States. Employees at one of the Company's two domestic manufacturing plants are covered by collective bargaining agreements with various unions. This agreement expires in 2001.
                                  <PAGE 13>

Item 2 Properties

The Company owns safe, vault door, safe-deposit box and other physical security equipment manufacturing facilities in Franklinville, New York, and Mexico City, Mexico. Electronic security surveillance systems and remote transaction systems are manufactured at a leased facility located in Wayne, New Jersey. A research and development facility for electronic security is leased in Chatsworth, California. Warehousing facilities for these products are maintained at the above locations. The Company's headquarters is located in Hamilton, Ohio, as is a training and educational center for the Service Division. During 1996, the Company's plant in Hamilton, Ohio was closed as part of the Company's announced restructuring.


The Company leases approximately 75 offices in various locations throughout the United States. These facilities are used for office, warehouse and servicing purposes. The lease terms range from one to seven years and many of the leases are renewable at the Company's option.

The Company believes that its properties are suitable to its business and have productive capacities adequate for its anticipated needs.

The Company leases and owns a fleet of approximately 889 service vehicles for use by its service representatives. The majority of the fleet is leased. The service vehicles consist of vans (approximately 50%), automobiles (approximately 2%), pick-ups and light duty trucks (approximately 44%), large installation trucks (approximately 3%) and trailers (approximately 2%). The Company replaces approximately one-third of the service vehicles each year.

                                  <PAGE 14>

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

                                  <PAGE 15>

Item 4 	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 27, 1998.

                                  <PAGE 16>


Part II

Item 5 	Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's equity securities are not traded in any market. As of September 17, 1998, there were 115 holders of the Company's Common Stock. No dividends have been paid on the Company's Common Stock in the last three fiscal years.

The Company intends to utilize earnings to pay down debt and fund growth of its business and does not anticipate paying any cash dividends on its Common Stock. Under the various covenants in the Credit Agreement of October 1, 1996, as amended, between the Company and Star Bank (the "Credit Agreement") the Company is limited in paying cash dividends on its Common Stock & Preferred Stock.

                                  <PAGE 17>

Item 6 		Selected Consolidated Financial Data

                                Fiscal Year Ended Last Saturday In June
                              1994       1995       1996       1997       1998
                                            (dollars in thousands)

Consolidated Statement of Operations Data:
Net Sales                     $214,451   $216,913   $218,260   $208,583   $226,800
Restructuring charges(1)                               2,989                   581
Gross Profit                    46,955     51,702     49,124     44,657     51,498
Selling and administrative
expenses                        38,689     37,915     36,493     39,378     37,599
Gain on termination of post-
retirement benefit plan                                                     11,889
Other (income) expenses            413        (11)      (254)      (489)       153
Operating income                 7,853     13,798     12,885      5,768     25,635
Net interest expense(2)         17,198     17,021     18,267     18,850     20,856

Income (loss) before income
taxes, extraordinary item,
cumulative effect of
accounting change and
preferred stock charges.        (9,345)    (3,223)    (5,382)   (13,082)     4,779
Provision for income taxes         336         59         65         73        149

Income (loss) before
extraordinary item, cumulative
effect of accounting change
and preferred stock charges.    (9,681)    (3,282)    (5,447)   (13,155)     4,630
Extraordinary item(3)           (3,054)
Cumulative effect of
accounting change(4)           (10,300)                           7,420
Net income (loss)              (23,035)    (3,282)    (5,447)    (5,735)     4,630
Preferred stock charges(5)      (6,522)    (8,285)    (8,796)    (9,344)   (10,881)
Net loss applicable to common
stockholders                  ($29,557)  ($11,567)  ($14,243)  ($15,079)   ($6,251)
Loss before extraordinary item
and cumulative effect of
accounting change per
common share                    ($6.87)    ($5.01)    ($6.51)   ($10.58)    ($2.99)
Basic and diluted loss per
common share                   ($12.52)    ($5.01)    ($6.51)    ($7.09)    ($2.99)



1 Includes costs for closing Hamilton, Ohio manufacturing plant of approximately $3.0 million in 1996, and $581,000 in 1998 for the closing of the Buffalo, NY plant.
2 Represents interest expense applicable to the 13 5/8% Debentures (including amortization of debt discount), the 11% Senior Notes due 2003, interest expense applicable to the indebtedness under the Credit Agreement, cost of interest rate protection agreements, miscellaneous interest expense and non-cash interest expense accrued on unpaid dividends applicable to the Company's preferred stock, all net of interest income. Includes amortization of debt discount and deferred debt issuance cost resulting from the acquisition of the Company from American Standard Inc. in 1986 and the 1990 Transaction.
3  Includes write-off of debt costs for early retirement of 13 5/8%
Debentures.
4 Includes cumulative effect of adoption of Statement of Financial Accounting Standards No. 106 in 1994 and a change in the method of accounting for service van inventories in 1997.
5  Includes dividends declared and paid on the Series C Preferred
Stock, undeclared and unpaid dividends on the Series D Preferred
Stock and amortization of discount on the Series D Preferred Stock. Excludes interest on accrued but unpaid dividends on the preferred stock. The Company has not paid any preferred dividends in cash since fiscal 1990.
                                  <PAGE 18>


			Selected Consolidated Financial Data

                                   Fiscal Year Ended Last Saturday In June
                                 1994      1995      1996      1997      1998
                                         (dollars in thousands)
Consolidated Statement of Operations Data cont'd:
Consolidated Balance Sheet Data:
Total assets                     $122,198  $114,531  $109,125  $107,253  $106,296
Long-term debt, including
current portion                   131,650   130,552   133,948   127,988   133,791
Redeemable preferred
stock                              59,009    68,303    77,737    86,098    98,963
Total common
stockholders' deficiency6        (134,960) (148,622) (162,866) (176,465) (182,935)


6  Includes a reduction of $83.7 million attributable to the 1990
Transaction.

                                  (PAGE 19)

Results of Operations

The following table sets forth certain operating data of the Company for fiscal 1998, 1997 and 1996. The following table and discussion separates net sales and gross profit information for certain categories of the Company's products.

                                          FISCAL YEAR ENDED LAST
                                             SATURDAY IN JUNE
                                     1998         1997           1996
                                         (Dollars in Thousands)
Net sales:
Service                              $104,320     $106,880       $106,901
Electronic security systems            50,466       39,332         43,451
Physical security products             62,610       54,388         58,114
International                          10,902        9,326         12,502
Elimination of interdivisional sales   (1,498)      (1,343)        (2,708)
                                      226,800      208,583        218,260

Gross profit:
Service                                26,838       25,653         28,944
Electronic security systems             8,715        6,479          7,988
Physical security products             14,128       10,580         12,277
International                           2,398        1,948          3,465
                                      *52,079       44,657        *52,113

Net interest expense                   20,856       18,850         18,267
Net income (loss)                   **  4,630       (5,735)        (5,447)

Change in Net Sales From Prior
Periods:
Service                                 -2.4%          0.0%          -1.3%
Electronic security systems               .9%         -6.6%          -0.3%
Physical security products              43.3%         -8.9%           9.9%
International                           16.9%        -25.4%          -2.1%
Elimination of interdivisional sales    11.5%        -50.4%          77.0%
Change in total net sales                8.7%         -4.4%           0.6%

Operating data as a Percentage of
Product Net Sales:
Gross profit:
Service                                 25.7%         24.0%          27.1%
Electronic security systems             17.3%         15.6%          17.9%
Physical security products              22.6%         21.2%          22.2%
International                           22.0%         20.9%          27.7%
Total gross profit                      23.0%         21.4%          22.5%
Selling  and administrative expense     16.6%         18.9%          16.7%
Operating income                         6.3%          3.2%           7.5%

* Does not include Hamilton, Ohio plant closing cost of approximately $3.0 million in 1996 or Buffalo plant closing cost of approximately $581,000 in 1998.

** Includes Buffalo restructuring cost of $581,000 and gain on termination of post retirement benefits $11.9 million.


                                  <PAGE 20>

Item 7  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Historically, the Company has also generated significant revenues from the sale of Government Containers. Sales of Government Containers declined from fiscal 1988 to fiscal 1998 from $35.1 million to $8.4 million. The Company believes that the decline in these sales roughly parallels defense procurement spending. Although the Company does not expect the sale of Government Containers to be a source of revenue growth, the Company continues to take steps to make sales of Government Containers profitable at current sales levels.

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

In addition to pursuing its strategy of reducing its reliance on financial institutions, the Company continues to improve its cost position through plant closings, product line rationalization and manufacturing process improvements.
                                  <PAGE 21>

Fiscal 1998 Compared with Fiscal 1997

Net Sales
The Company's sales increased during fiscal 1998 by 8.7% to $226.8 million from $208.6 million in fiscal 1997. The increase in sales was due primarily to improved shipments of Physical Security products
(excluding Government) of $9.5 million, Electronic Security Systems of $11.1 million and International of $1.6 million. During the same period sales of Government products declined by $1.3 million. Remote
Transaction Systems, produced in the Wayne, New Jersey, facility have historically been classified as Electronic Security Systems in the Company's Financial Statements. This product line is more appropriately classified as Physical Security Product, and therefore the Company has made a reclassification in the 1998 and 1997 financial statements to reflect this change.

Service revenues declined in fiscal 1998 by $2.6 million to $104.3 million. Service Agreement revenue declined $.2 million, while Time and Material revenue declined $2.4 million. The decline in Time and Material revenue is a result of a refinement in the Company's method of recording certain revenues and costs formerly classified as Service and now allocated directly to product lines.

Sales of Electronic Security Systems increased by 28.3% to $50.5 million from $39.3 million. This increase can be attributed to higher sales of COMSEC, Alarms, CCTV and Currency Handling products.

Sales of Physical Security products (excluding Government) increased by 21.4% to $54.2 million. This increase is attributed to improved sales of Vault Systems, Night Depositories, Drive In Systems, Financial Furniture and ATMs. In September, 1997, the Company entered into an agreement with Triton Systems, Inc. to sell, install and service Triton's 9600 series ATM. As part of the agreement with Triton, the Company will also become the preferred service provider for Triton's installed base of ATMs.

Sales of Government products decreased by 14.3% to $8.4 million from $9.8 million. This decrease is attributed to a continued decline in defense procurement spending as well as a decline in the number of large orders received in 1998 as compared to 1997.

Sales of the Company's International operations increased 17.2% to $10.9 million. Improved sales to the Mexico, Export and Puerto Rico markets were only partially offset by a sales decline in Canada.

Gross Profit

Gross profit improved by 16.6% to $52.1 million from $44.7 million in fiscal 1997, before plant closing costs. Gross profit as a percentage of sales increased to 23.0% for fiscal 1998 from 21.4% for fiscal 1997.

                                  <PAGE 22>

Gross profit from Service revenues increased during fiscal 1998 by 4.6% to $26.8 million from $25.7 million. Gross profit as a percentage of sales increased in fiscal 1998 to 25.7% from 24.0% in fiscal 1997.

Gross profit from the sale of Electronic Security Systems increased by 34.6% to $8.7 million from $6.5 million. Gross profit as a percentage of sales increased to 17.3% from 15.6% in 1997. The increase in gross profit was due mainly to an increase in volume.

Gross profit from the sale of Physical Security products (excluding Government) increased by 30.0% to $12.6 million from $9.7 million in fiscal 1997. Gross profit as a percentage of sales increased to 23.3% from 21.7% in fiscal 1997. The increase in gross profit was due mainly to an increase in volume with lower variances and overhead costs.

Gross Profit from the sale of Government products increased by 72.0% to $1.5 million from $.9 million in fiscal 1997. Gross Profit as a percentage of sales increased to 18.0% from 9.0% in fiscal 1997. A decrease in product discounts and favorable product mix combined with lower variances and overhead costs resulted in this improvement.

Gross profit from the Company's International operations increased by 23.1% to $2.4 million from $1.9 million for fiscal 1997. Gross profit as a percentage of sales increased to 22.0% from 20.9% in fiscal 1997. The improvement in gross profit resulted primarily from increased sales volume and favorable mix due to higher sales volumes in Mexico and Export where margins are higher.

Selling and Administrative Expense

Selling and administrative expenses decreased by 4.5% to $37.6 million from $39.4 million in fiscal 1997. Selling and administrative expenses as a percentage of sales decreased to 16.6% in fiscal 1998 from 18.9% in fiscal 1997. This decrease was a result of lower selling and Research and Development expenses.

Operating Income

The Company's operating income during fiscal 1998 increased by 341.4% to $25.6 million from $5.8 million in fiscal 1997 (before restructuring charges). Operating income as a percentage of sales increased to 6.3% from 2.8% in fiscal 1997. Included in operating income in fiscal 1998 was a gain on the termination of post-retirement benefits of $11.9 million, offset by a restructuring charge of $.6 million.

                                  <PAGE 23>

Net Interest Expense

Net interest expense, including amortization of debt issuance costs, increased 10.0% to $20.8 million from $18.9 million in fiscal 1997. The increase relates to increased interest on funds borrowed under the Company's line of credit. The increased borrowings were used to finance operating activities.

Net Income Before Preferred Stock Charges

Net income before preferred stock charges increased during fiscal 1998 to $4.6 million from a net loss of $5.7 million in fiscal 1997. Included in the net income of fiscal 1998 is a one time favorable adjustment of $11.9 million due to discontinuance of the Company's medical and insurance benefit for retirees and an unfavorable adjustment of $.6 million for Buffalo, New York plant closing costs. Included in the net loss of fiscal 1997 was a one time adjustment of $7.4 million for the cumulative effect of a change in accounting method relating to the capitalization of the service van inventory.

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

Plant Closings - Fiscal Years 1998, 1997 and 1996

In August of 1998 the Company announced it would shut down its leased Wayne, New Jersey Facility and outsource this production. In connection with this shut down, the Company expects to take a restructuring charge of approximately $1.6 million related to severance and fixed asset write-offs during the first quarter of fiscal 1999. For additional information see
Note 1 to the Consolidated Financial Statements.

During the first quarter of fiscal 1998, the Company announced it would shut down its leased Buffalo, New York facility and outsource this production. The plant was closed on August 29, 1997. In connection with this shut down, the Company experienced one time plant closing costs of $.6 million related to severance, fixed asset write-offs, plant cleaning and repair.
                                  <PAGE 24>

On January 26, 1996 the Company announced its decision to restructure its manufacturing operations resulting in the closing of its Hamilton, Ohio manufacturing facility. The plant was closed on April 2, 1996. The Company's headquarters remains on Berk Boulevard in Hamilton, Ohio. The plant closing was part of the Company's ongoing efforts intended to improve its competitive position in the industry. The marketplace has changed in recent years and after reviewing all aspects of the operations, including the 350,000 square foot Hamilton plant which opened in 1891, the decision was made to close the plant. The size, age and condition of the Hamilton plant made it virtually impossible to continue to manufacture in a cost effective manner. As part of the restructuring plan, the product lines that have been manufactured at the Hamilton plant were transferred to other Company facilities or are being built to the Company's specifications by other manufacturing companies. The plant closing affected approximately 140 employees. The one time plant closing costs, severance and other related expenses amounted to $3.6 million. The plant closing resulted in a curtailment of the post retirement health benefit and pension liabilities resulting in a net gain of $1.6 million. The Hamilton plant was sold on July 29, 1996.
The sale resulted in a loss on disposal in the amount of $1.7 million included in the $3.6 million plant closing costs for fiscal 1996.
Net loss per common share for fiscal 1996 would have been $4.31 per share instead of $5.75 without the cost of the plant closing.

                                  <PAGE 25>

Fiscal 1997 Compared with Fiscal 1996

Net Sales

The Company's sales decreased during fiscal 1997 by 4.5% to $208.6 million from $218.3 million in fiscal 1996. The decrease in sales was due primarily to decreases in Physical Security products of $3.7 million, Electronic Security Systems of $4.2 million and International of
$3.2 million. Management believes the decrease in sales in 1997 related to delays in buy decisions by certain financial customers due to dynamic conditions then present in the industry. In addition the implementation of a complex customer service dispatch system diverted attention from sales to administrative matters which arose due to defects in the system. These defects have since been cured. Remote Transaction Systems, produced in our Wayne, New Jersey, facility have historically been classified as Electronic Security Systems on our Financial Statements. This product line is more appropriately classified as Physical Security Product, and therefore we have made a reclassification in the 1997 and 1996 financial statements to reflect this change.

Service revenues remained constant in fiscal 1997. There was however a slight shift from service agreement revenue (down $.7 million) to time and material revenue (up $.7 million).

Sales of Electronic Security Systems decreased by 9.5% to $39.3 million from $43.5 million. The decrease was attributed to decreases in COMSEC and Access Control sales.

Sales of Physical Security products decreased by 6.4% to $54.4 million. In fiscal 1997, financial institutions reduced investment in full service branches and began "in-store/mini-branch" programs. The "in-store/mini-branch" contains one-half the Company's product content versus a full service facility. This resulted in lower Physical Security product orders. As "in-store/mini-branch" programs accelerate, the Company anticipates that the increasing number of locations will offset the lower dollar amount of content per location.

Sales of the Company's International operations decreased 25.4% to $9.3 million. Continued declines in the Mexican market lead the reduction in sales of $1.9 million. Export sales also trailed the prior year by $1.5 million. This was due primarily to changes in the Company's dealer network.

                                  <PAGE 26>

Gross Profit

Gross profits declined by 14.2% to $44.7 million from $52.1 million in fiscal 1996, before plant closing costs. Gross profit as a percentage of sales decreased to 21.4% for fiscal 1997 from 23.9% for fiscal 1996.

Gross profit from Service revenues decreased during fiscal 1997 by 11.4% to $25.7 million from $28.9 million. Gross profit as a percentage of sales decreased in fiscal 1997 to 24.0% from 27.1% in fiscal 1996. The decrease in gross profit dollars as a percentage of sales is due to increases in labor and travel costs.

Gross profit from the sale of Electronic Security Systems decreased by 18.9% to $6.5 million from $8.0 million. Gross profit as a percentage of sales decreased to 16.5% from 18.4% in fiscal 1996. The decrease in gross profit as a percentage and in dollars was due to a decline in volume and increased installation costs.

Gross profit from the sale of Physical Security products decreased by 9.7% to $10.6 million from $11.7 million in fiscal 1996. Gross profit as a percentage of sales decreased to 19.5% from 20.2% in fiscal 1996.
The decrease in gross profit was due primarily to a decrease in volume and lower overall product gross margin due to increased price competition.

Gross profit from the Company's International operations decreased by 43.8% to $1.9 million from $3.5 million for fiscal 1996. Gross profit as a percentage of sales decreased to 20.9% from 27.7% in fiscal 1996. The decline in gross profit was primarily due to the reduced volume.


Selling and Administrative Expenses

Selling and administrative expenses increased by 8.0% to $39.4 million from $36.5 million in fiscal 1996. Selling and administrative expenses as a percentage of sales increased to 18.9% in fiscal 1997 from 16.7% in fiscal 1996. The increase was primarily due to an increase in personnel associated with service administration.

Operating Income

The Company's operating income during fiscal 1997 decreased by 63.5% to $5.8 million from $15.9 million in fiscal 1996 (before restructuring charges). Operating income as a percentage of sales decreased to 2.8% from 7.3% in fiscal 1996.

                                  <PAGE 27>

Net Interest Expense

Net interest expense, including amortization of debt issuance costs, increased 2.7% to $18.9 million from $18.3 million in fiscal 1996.


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


Liquidity and Capital Resources

On June 8, 1998 the Company amended its Financing Agreement with Star
Bank N.A., under which the credit facility was adjusted to $31.25 million. Borrowings under the amended credit facility will bear interest at the prime lending rate plus 1.5%. The credit facility with Star Bank N.A.
is set to expire on October 1, 1998. As such the Company has secured a commitment from a major financial institution for a credit facility of comparable size for a term of 15 months. Financial Covenants and the rate of interest will be established upon finalization of the agreement but are not expected to be materially different from the existing terms.

Cash used by operating activities was $3.4 million for fiscal 1998 compared to cash provided of $14.5 million in fiscal 1997. The decrease was due to increased working capital requirements generated by increased revenue.


The Company's unfinanced capital expenditures were $1.5 million for fiscal 1998 as compared to $2.7 million for fiscal 1997. Funds required for the Company's future capital expenditures will come from several sources, including operating cash flow, the Company's revolving credit facility and third-party financing to the extent permitted by the Company's debt instruments. The Company's operating plan for fiscal 1999 anticipates capital expenditures of $2.5 million.

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

The Company was in compliance with the financial covenants related to its line of credit and term loan .

                                  <PAGE 28>
Contingencies

The Internal Revenue Service (IRS) has conducted examinations of the Company's income tax returns for fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company has agreed to certain issues and has previously recorded a provision for additional income tax and interest in the accompanying consolidated financial statements. Two issues remain unresolved, and the IRS has issued deficiency notices on these issues. The issues related to
1) the allocation of the Company's purchase price of assets from American Standard and 2) the value of the Company's Series C preferred stock contributed to its ESOP.

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

Management believes that it has meritorious defenses to the adjustment proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. On December 9, 1994 and October 6, 1995, the Company filed a protest to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting, letters were issued on April 10, 1996 and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues. On February 10, 1998 the Company met with the Internal Revenue Appeals Officer to provide additional information to support its position and to attempt to resolve the matter. No resolution was reached, and subsequent to that meeting the Company received a Final Deficiency Notice from the IRS. The

                                  <PAGE 29>

Company will file a petition for a Tax Court hearing. The Company maintains its position that it has a meritorious defense to the adjustment, proposed by the IRS.

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


New Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for the Company's 1999 fiscal year. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard will result in additional financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for the Company's 1999 fiscal year. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.
Adoption of this new standard may result in additional financial statement disclosures.


Year 2000

The Company is substantially complete with the process of conducting a comprehensive review of its key internal financial, information and operational systems to identify the systems that could be materially affected by the Year 2000 issue. The Company will be making appropriate modifications and conducting compliance testing on these systems.

                                  <PAGE 30>

The Company believes that with modifications to, or replacement of, existing systems, the Year 2000 issue will not pose significant operating problems. Based upon current information, the costs of addressing internal problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost for Year 2000 problems will be funded through operating cash flows.

The Company is currently engaged in assessing the capability of its products to handle the transition to and operate in the Year 2000.

The Company is in the process of assessing the readiness of significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company cannot guarantee that the systems of other companies will be converted in a timely manner, or the conversion or failure to convert systems, would not have an adverse material effect on the Company.

                                  <PAGE 31>

Item 8 Financial Statements and Supplementary Data

                                                                           Page

Report of Independent Auditors                                             F-1

Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997          F-3, F-4

Consolidated Statements of Operations for the years ended
June 27, 1998, June 28, 1997 and June 29, 1996                             F-5

Consolidated Statements of Common Stockholders' Deficiency for the
years ended June 27, 1998, June 28, 1997 and June 29, 1996                 F-6

Consolidated Statements of Cash Flows for the years ended June 27, 1998,
June 28, 1997 and June 29 1996                                             F-7

Notes to Consolidated Financial Statements                                 F-8 to F-23

                                  <PAGE 32>



Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                  <PAGE 33>


Part III


Item 10 Directors and Executive Officers of the Registrant

The following are the directors and executive officers of the Company as of June 27, 1998.

Name                    Age     Position                              Position Since

Michel Rapoport         56      Chief Executive Officer,              1995
					President and Director

Thomas J. Bell          52      Senior Vice President, Finance        1997

George W. Werden        49      General Counsel and Secretary         1997

Ronald L. Watson        52      Senior Vice President, Sales and      1997
					Marketing

Alfred R. Rabasca       49      Senior Vice President, Human          1981
Resources

James O. Griffin        42      Senior Vice President Installation    1997
					And Service

William A. Marquard     78      Director                              1986

Thomas R. Wall IV       40      Director                              1990

Nicholas M. Georgitsis  63      Director                              1991

Robert A. Young III     57      Director                              1988

Mr. Rapoport was elected President and Chief Executive Officer in March 1995. Mr. Rapoport was formerly Vice President, Pitney Bowes
International and Chairman, Pitney Bowes France since 1986.

Mr. Bell was appointed Senior Vice President, CFO & Treasurer in October of 1997. Mr. Bell has been CEO and CFO of a number of companies in the restaurant and produce industry prior to joining Mosler and was formerly with Arthur Young & Company.

Mr. Werden was appointed General Counsel and Secretary of the Company in May 1997.

Mr. Watson joined Mosler in November 1997 as Senior Vice President of Sales and Marketing. Mr. Watson has held various positions with Sensormatic electronics corporation prior to joining Mosler.

                                  <PAGE 34>

Mr. Rabasca is currently Senior Vice President of Human Resources. Mr. Rabasca has held a variety of positions of increasing responsibility with Mosler since he joined Mosler in June of 1981.

Mr. Griffin joined Mosler in April of 1987 as Vice President of Service and Installation. Mr. Griffin has held various positions with Simplex Inc. prior to joining Mosler.

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

Mr. Wall has been associated with Kelso since 1983, mostly as managing director. He is a director of AMF Bowling Inc., each of the Charter Managed Companies,(a) Consolidated Vision Group, Inc., Cygnus Publishing, Inc., Hillside Broadcasting of NC, IXL Holdings, Inc., Mitchell Supreme Fuel Company, Peebles, Inc., TransDigm Inc., and 21st Century Newspaper, Inc.

Mr. Young has been a member of the Board of Directors of the Company since 1988. Mr. Young has been President since 1973 and Chief Executive Officer since 1988 of Arkansas Best Corporation, Chief Executive Officer of Treadco, Inc., a company engaged in tire retreading and commercial truck tire sales, since 1991, and President of ABF Freight System, Inc. a company which concentrates on long-haul transportation of general commodities freight, since 1979. He is also Director of Treadco, Inc., ABF Freight System, Inc. and Arkansas Best Corporation.

Mr. Georgitsis has been a member of the Board of Directors of the Company since 1991. Mr. Georgitsis has been an independent business consultant since his retirement from American Standard Inc. in 1992. Since his retirement he has also provided services for Kelso. Prior to that time, he was associated with American Standard in various executive positions since 1979, most recently as Senior Vice President, Transportation Products. He is also a director of Treadco, Inc.


(a) The Charter Managed Companies include the following companies managed by Charter Communications, Inc.: CCA Holdings
Corp., CCT Holdings Corp. and Charter Communications Long Beach.

                                  <PAGE 35>

Item 11 Executive Compensation

The following table discloses compensation paid by the Company for fiscal years, 1998, 1997, and 1996 to its chief executive officer and other executive officers whose compensation was in excess of $100,000 for fiscal 1998.

                                          Summary Compensation Table
                                     Fiscal  Annual          Compensation
Name and Principal Position          Year    Salary (1)      Bonus (2) (3)
                                                ($)               ($)

Michel Rapoport                      1998    $324,172         $66,330
President and                        1997    $320,004        $165,000
Chief Executive Officer              1996    $303,334         $75,000

Thomas J. Bell                       1998(4) $105,602
Senior Vice President, Finance

Al Rabasca                           1998    $103,941         $10,510
Senior Vice President                1997     $90,675          $5,000
Human Resources                      1996     $86,865

James O. Griffin                    1998(5)  $135,565          $5,063
Senior Vice President
Installation and Service

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

(4)	Joined the Company in October 1997 as Chief Financial Officer.

(5)	Joined the Company as Senior Vice President, Service and
Installation in April 1997.

                                  <PAGE 36>

Stock Option Plan

The Company's stock option plan provides for the granting of options to purchase up to 160,000 shares of common stock. Options are granted with exercise prices and vesting schedules established by the Stock Option Committee of the Board of Directors, and expire ten years after grant. To date, the Company has granted options, with exercise prices of $10.00 per share, to purchase a total of 42,850 shares of common stock. The Company granted no options to officers in fiscal 1998.

                                  <PAGE 37>

Fiscal 1998 Year-End Options Values

The following table provides information on the number of common shares underlying unexercised options held by the executive officers named on the Summary Compensation Table:

                        Number of Underlying
                           Unexercised              Value of Unexercised
                        Options at Fiscal          In-The-Money Options at
                         1998 Year-End              Fiscal 1998 Year-End

Name              Exercisable  Unexercisable    Exercisable   Unexercisable

Michel Rapoport      -0-           -0-              -0-            -0-

Note: Options are exercisable at $10.00 per share. The Company common stock has been appraised as of June 27, 1998 at $2.40 per share.

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

Benefits payable pursuant to the plan are reduced by Social Security Benefits and other benefits payable under the American Standard Inc. plans and the pension equivalent of monthly pension payments, subject to approval by the Administrative Committee of the Board of Directors in certain cases and, in the case of officers, the additional approval of the Board of Directors.
                                  <PAGE 38>

As of August 31, 1994, the individuals named in the Summary Compensation Table have the following years of credited service for purposes of this plan: Michel Rapoport - 1 year.

Highest 5-Year					Years of Service
Average Compensation         5         10        15        20       25        30       35          40
  $100,000	           $7,500   $15,000   $22,500   $30,000   $37,500   $45,000  $52,500   $60,000
  $150,000                 11,250    22,500    33,750    45,000    56,250    67,500   78,750    90,000
  $200,000                 15,000    30,000    45,000    60,000    75,000    90,000  105,060   120,000
  $250,000                 18,750    37,500    56,250    75,000    93,750   112,500  131,250   150,000
  $300,000                 22,500    45,000    67,500    90,000   112,500   135,000  157,500   180,000
  $350,000                 26,250    52,500    78,750   105,000   131,250   157,500  183,750   210,000

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

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses. The Company estimates that its cash purchases from ESOP will be approximately $3.5 million in fiscal 1999, in order to fund payments to retired, terminated and deceased employees. In fiscal 1993, the trustee of the ESOP elected to defer participant distributions in substantially equal annual payments over a period of five years in order to minimize cash contributions by the Company to the ESOP.

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

                                  <PAGE 39>

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

Executive Severance Agreement

The Company entered into an employment agreement on February 13, 1996 with Michel Rapoport, President and Chief Executive Officer of the Company as of March 15, 1996. Pursuant to the agreement as amended, if prior to June 30, 1999, Mr. Rapoport's employment is terminated without cause, he will receive one year's salary, the annual bonus he would have been entitled to receive for the fiscal year in which his employment is terminated and the portion of the long term incentive compensation attributable to the period employed by the Company.

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

The Compensation Committee of the Board of Directors (the "Committee") is composed of three independent, outside directors. The members of the Committee for fiscal 1998 were Messrs. Georgitsis, Marquard and Wall. The Committee had the overall responsibility of reviewing and recommending specific compensation levels for executive officers to the full Board of Directors. The Committee also receives and reports to the Board on Company programs for developing senior management personnel.
Compensation decisions for fiscal 1998 followed the same pattern as fiscal 1997.

The performance incentive compensation, which is paid out in the form of an annual cash bonus, was established by the Committee to provide a direct financial incentive to achieve corporate and operating goals.
At the beginning of each fiscal year, the Committee establishes a target bonus for executive officers based on individual performance goals and on Company performance.

                                  <PAGE 40>

Item 12 Security Ownership of Certain Beneficial Owners and
Management

The following table presents certain information concerning ownership of equity securities of the Company as of August 1, 1998 by (I) Directors,
(ii) Executive Officers named in the Summary Compensation Table, (iii) all Directors and Executive Officers as a group and (iv) all persons known by the Company to beneficially own more than 5% of each class.

                                                                  Series C                    Series D
                                     Common Stock                 Preferred Stock             Preferred Stock
                                     Shares                       Shares                      Shares
                                     Beneficially    Percent      Beneficially    Percent     Beneficially   Percent
                                     Owned (a )      of class     Owned (a )      of class    Owned (a)      of class

Name
William A. Marquard                     15,000        *
Nicholas M. Georgitsis                   2,000        *
Robert A. Young III                      5,000        *
Thomas R. Wall IV (b)                1,400,000      67.3%                                      126,208       64.7%
Directors and Executive Officers     1,422,000      68.4%                                      126,208       64.7%
 as a Group (7 persons)

Kelso Investment Associates II, L.P.                                                            85,000       43.6%
Kelso Mosler Partners, L.P.                                                                     41,208       21.1%
Kelso Investment Assoc. IV, L.P.     1,330,000      63.9%
Kelso Equity Partners II, L.P.          70,000       3.4%
Joseph S. Schuchert (b)              1,400,000      67.3%                                      126,208       64.7%
Frank T. Nickell (b)                 1,400,000      67.3%                                      126,208       64.7%
George E. Matelich (b)               1,400,000      67.3%                                      126,208       64.7%
BancBoston Capital Inc.                                                                         13,784        7.1%
Mosler Inc. Employee Stock Ownership
 Plan                                  168,352                    427,916         99.9%          7,229        3.7%

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


The address of Mr. Marquard is Eaglestone Farm, 6600 Walnut Grove Road, Carlisle, Kentucky, 40311. The address of Mr. Georgitsis is 736 Lake Avenue, Greenwich, Connecticut 06830. The address of Mr. Young is
1000 South 21st Street, Fort Smith, Arkansas 72901.  The address of
Mr. Wall and the Kelso entities is 320 Park Avenue, New York, New
York 10022. The address of all other persons listed above is 8509 Berk Boulevard, Hamilton, Ohio 45015-2213.

                                  <PAGE 41>

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

                                  <PAGE 42>

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

                                  <PAGE 43>


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

	1.  THE REGISTRANT DID NOT SEND AN ANNUAL REPORT
TO ITS SECURITY HOLDERS FOR FISCAL 1997.

                                  <PAGE 44>


VALUATION AND QUALIFYING ACCOUNTS AND RESERVES MOSLER INC.
(In Thousands)

				Balance at	Charged to	Deductions	Balance
				Beginning	Costs and	Other		At End
Description			of Period	Expenses	Accounts(1)	of Period

Year ended June 27, 1998
Allowance for doubtful accounts       872	     35		    (70)		   837

Year ended June 28, 1997
Allowance for doubtful accounts       993	    128		    (249)		   872

Year ended June 29, 1996
Allowance for doubtful accounts     1,158           432             (597)                  993



(1) Represents amounts charged against the allowance net of recoveries.

                                  <PAGE 45>







Exhibit 21

                       SUBSIDIARIES OF THE REGISTRANT

Subsidiary				Jurisdiction of Incorporation
Mosler de Mexico S.A. de C.V.		Mexico

Mosler Canada Inc.                      Canada

Mosler of Alabama, Inc.			Alabama



                                  <PAGE 46>



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

Date:                              By:     /S/ Michel Rapoport
                                           Michel Rapoport
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:                              By:     /S/ Thomas J. Bell
                                           Thomas J. Bell
                                           Senior Vice President, Finance
                                           and Chief Financial Officer


Date:                              By:     /S/  Nicholas M. Georgitsis
                                           Nicholas M. Georgitsis
                                           Director

Date:                              By:     /S/  William A. Marquard
                                           William A. Marquard
                                           Director

Date:                              By:     /S/  Thomas R. Wall IV
                                           Thomas R. Wall IV
                                           Director

Date:                              By:     /S/  Robert A. Young III
                                           Robert A. Young III
                                           Director

                                 <PAGE 47>





MOSLER INC.
Consolidated Financial Statements for the Years
Ended June 27, 1998, June 28, 1997, and
June 29, 1996 and Independent Auditors' Report

                                  <PAGE 48>

MOSLER INC.
TABLE OF CONTENTS

                                                                Page
INDEPENDENT AUDITORS' REPORT                                      1

FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 27, 1998,
JUNE 28, 1997, AND JUNE 29, 1996:

Consolidated Balance Sheets                                       2

Consolidated Statements of Operations                             4

Consolidated Statements of Common Stockholders' Deficiency        5

Consolidated Statements of Cash Flows                             6

Notes to Consolidated Financial Statements                        7

                                  <PAGE 49>


                       INDEPENDENT AUDITORS' REPORT
                           The Board of Directors
                                Mosler Inc.

We have audited the accompanying consolidated balance sheets of Mosler Inc. as of June 27, 1998 and June 28, 1997 and the related consolidated statements of operations, common stockholders' deficiency and cash flows for each of the three years in the period ended June 27, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended June 27, 1998, June 28, 1997 and June 29, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mosler Inc. at June 27, 1998 and June 28, 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company is currently undergoing an audit of its federal income tax returns for the years 1988 through 1993.

As discussed in Note 3 to the consolidated financial statements, effective June 30, 1996, the Company changed its method of accounting for service van inventory.


September 18, 1998
Cincinnati, Ohio
-1-
                                   <PAGE 50>


                                  MOSLER INC.
                           CONSOLIDATED BALANCE SHEETS
 JUNE 27, 1998 AND JUNE 28, 1997 (In Thousands of Dollars Except Share Data)

                                                                           June 27,     June 28,
ASSETS                                                                      1998         1997

CURRENT ASSETS:
  Cash and cash equivalents                                              $      537     $     389
Accounts receivable                                                          56,980        49,408
Inventories                                                                  23,183        21,429
Other current assets                                                          1,334         1,237
Total current assets                                                         82,034        72,463
FACILITIES:
Land and land improvements                                                      802           802
Buildings                                                                     4,739         4,809
Machinery and equipment                                                      32,779        37,852
Improvements in progress                                                        466           296
Gross facilities                                                             38,786        43,759
Less accumulated depreciation                                                29,919        32,935
Net facilities                                                                8,867        10,824
OTHER ASSETS:
Service agreements (net of accumulated amortization of $54,214 at
June 27, 1998 and $49,702 at June 28, 1997)                                   9,025        13,537
Deferred debt issuance costs (net of accumulated amortization of $5,997
at June 27, 1998 and $5,420 at June 28, 1997)                                 2,714         3,291
Goodwill (net of accumulated amortization of $7,734 at June 27, 1998
and $6,225 at June 28, 1997)                                                  3,039          4,548
Intangible pension asset                                                         94            964
Other                                                                           523          1,626
TOTAL                                                                    $  106,296     $  107,253
See accompanying notes to consolidated financial statements.
-2-

                                  <PAGE 51>

                                  MOSLER INC.
                          CONSOLIDATED BALANCE SHEETS
JUNE 27, 1998 AND JUNE 28, 1997 (In Thousands of Dollars Except Share Data)

LIABILITIES, REDEEMABLE STOCK AND COMMON                                June 27,     June 28,
STOCKHOLDERS' DEFICIENCY                                                1998         1997

CURRENT LIABILITIES:
Accounts payable                                                        $ 16,581    $  17,574
Accrued liabilities:
  Compensation and payroll taxes                                           5,552        4,274
  Product warranty                                                           837          857
  Accrued workers' compensation                                            4,488        4,746
  Accrued interest                                                         5,832        5,772
  Other                                                                    5,556        5,858
Unearned revenue                                                          16,894       17,021
Income taxes payable                                                         284          233
Current portion of long-term debt                                          1,298        1,317
  Total current liabilities                                               57,322       57,652

OTHER LIABILITIES:
Long-term debt                                                           132,493      126,671
Accrued pension and other benefit liabilities                                453       13,297
  Total other liabilities                                                132,946      139,968

REDEEMABLE STOCK:
Series D increasing rate preferred stock                                  55,751       47,135
Series C adjustable rate preferred stock                                  42,850       38,554
Common stock                                                                 362          409
  Total redeemable stock                                                  98,963       86,098

COMMON STOCKHOLDERS' DEFICIENCY:
Common stock, $.10 par value; 4,000,000 shares authorized,
2,539,181 shares issued                                                      254          254
Accumulated deficit                                                     (176,970)    (170,719)
Excess of additional pension liability over unrecognized
prior service cost                                                           (13)         (13)
Redemption value of common stock held by ESOP                               (362)        (409)
Foreign currency translation adjustments                                  (1,365)      (1,200)
  Total                                                                 (178,456)    (172,087)
Less treasury stock, at cost (458,773 shares at June 27, 1998 and
438,446 shares at June 28, 1997)                                          (4,479)      (4,378)
  Total common stockholders' deficiency                                 (182,935)    (176,465)

TOTAL                                                                  $ 106,296   $  107,253

See accompanying notes to consolidated financial statements.
-3-
                                  <PAGE 53>



                                  MOSLER INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                  (In Thousands of Dollars Except Share Data)
                     Years Ended

                                                                        June 27,    June 28,      June 29,
                                                                        1998        1997          1996
NET SALES:
Service                                                                $ 104,320    $ 106,880    $  106,901
Products                                                                 122,480      101,703       111,359
  Total net sales                                                        226,800      208,583       218,260

COST OF SALES:
Service                                                                   77,482       81,227        77,957
Products                                                                  97,239       82,699        88,190
Restructuring                                                                581         -            2,989
  Total cost of sales                                                    175,302      163,926       169,136

Gross profit                                                              51,498       44,657        49,124
SELLING AND ADMINISTRATIVE EXPENSES                                      (37,599)     (39,378)      (36,493)
GAIN ON TERMINATION OF
POSTRETIREMENT BENEFIT PLAN                                               11,889            0             0
OTHER INCOME (EXPENSE)                                                      (153)         489           254
OPERATING INCOME                                                          25,635        5,768        12,885
DEBT EXPENSE:
Interest expense                                                          20,283       18,317        17,526
Amortization of debt issuance costs and expense                              577           76           876
Interest income                                                               (4)         (43)         (135)
  Total                                                                   20,856       18,850         18,267

INCOME (LOSS) BEFORE INCOME TAXES, CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING AND PREFERRED
STOCK CHARGES                                                              4,779       (13,082)       (5,382)
PROVISION FOR INCOME TAXES                                                   149            73            65
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING AND PREFERRED STOCK CHARGES                                     4,630       (13,155)       (5,447)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                      -         7,420             -
NET INCOME (LOSS) BEFORE PREFERRED STOCK CHARGES                           4,630        (5,735)       (5,447)
PREFERRED STOCK CHARGES:
Dividends                                                                (10,243)       (8,672)       (7,819)
Amortization of discount                                                    (638)         (672)         (977)
  Total                                                                  (10,881)       (9,344)       (8,796)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                             $  (6,251)   $  (15,079)    $ (14,243)
PER COMMON SHARE:
Loss before cumulative effect of change in accounting                  $   (2.99)   $   (10.58)    $   (6.51)
Cumulative effect of change in accounting                                      -          3.49             -
Basic and diluted net loss applicable to common stockholders
                                                                        $  (2.99)   $    (7.09)   $     (6.51)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             2,091,702     2,126,527      2,189,010

See accompanying notes to consolidated financial statements.
-4-

                                  <PAGE 54>


                                  MOSLER INC.
           CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
          YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996
                (In Thousands of Dollars Except Share Data)

                                                                                        Redemption
                                                         Common                         Value of   Foreign
                                                         Stock                          Common     Currency
                                                         $.10 Par Accumulated Pension   Stock Held Translation Treasury
                                                         Value    Deficit     Liability By ESOP    Adjustments Stock    Total

BALANCE AT JUNE 24, 1995                                 $254     $(141,397)  $(1,509)  $(2,004)     $ (927)   $(3,039) $(148,622)
Net loss                                                             (5,447)                                               (5,447)
Foreign currency translation adjustment                                                                (196)                 (196)
Purchase of 83,253 shares of common stock                                                                         (761)      (761)
Dividends on Series C preferred stock ($17.70 per share)             (5,275)                                               (5,275)
Dividends on Series D preferred stock ($13.00 per share)             (2,544)                                               (2,544)
Amortization of discount on Series D preferred stock                   (977)                                                 (977)
Charge in connection with recognizing minimum pension
 liability                                                                        963                                         963

Net increase in redemption value of common stock held
 by ESOP                                                                                     (7)                               (7)

BALANCE AT JUNE 29, 1996                                  254      (155,640)     (546)   (2,011)     (1,123)    (3,800)  (162,866)
Net loss                                                             (5,735)                                               (5,735)
Foreign currency translation adjustment                                                                 (77)                  (77)
Purchase of 56,558 shares of common stock                                                                         (578)      (578)
Dividends on Series C preferred stock ($17.81 per share)             (5,785)                                               (5,785)
Dividends on Series D preferred stock ($14.50 per share)             (2,887)                                               (2,887)
Amortization of discount on Series D preferred stock                   (672)                                                 (672)
Reduction in connection with recognizing minimum pension
 liability                                                                        533                                         533
Net increase in redemption value of common stock held by
 ESOP                                                                                     1,602                             1,602

BALANCE AT JUNE 28, 1997                                  254      (170,719)      (13)     (409)     (1,200)    (4,378)  (176,465)
Net income                                                            4,630                                                 4,630
Foreign currency translation adjustment                                                                (165)                 (165)
Purchase of 20,327 shares of common stock                                                                         (101)      (101)
Dividends on Series C preferred stock ($19.59 per share)             (6,915)                                               (6,915)
Dividends on Series D preferred stock ($16.00 per share)             (3,328)                                               (3,328)
Amortization of discount on Series D preferred stock                   (638)                                                 (638)
Net decrease in redemption value of common stock held by
 ESOP                                                                                        47                                47

BALANCE AT JUNE 27, 1998                                 $254     $(176,970)     $(13)    $(362)    $(1,365)   $(4,479) $(182,935)

See accompanying notes to consolidated financial statements.

-5-
                                  <PAGE 55>


                                  MOSLER INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996
                            (In Thousands of Dollars)

                                                                                  Years Ended
                                                                        June 27,  June 28,      June 29,
                                                                        1998      1997          1996
OPERATING ACTIVITIES:
Net income (loss)                                                       $ 4,630     $ (5,735)   $ (5,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting                                             (7,420)
Depreciation                                                              2,564        3,003       2,490
Amortization                                                              6,598        6,583       6,562
Gain on termination of postretirement plan                              (11,889)           -           -
Loss (gain) on disposal of facilities                                       308          382         (96)
Provision for doubtful accounts                                              35          128         432
Interest paid in shares of preferred stock                                5,308        3,733       2,792
Decrease (increase) in:
Accounts receivable                                                      (7,537)       6,506      (8,720)
Inventories                                                              (1,754)      (2,351)      3,503
Other current assets                                                        (97)        (662)        (53)
Increase (decrease) in:
Accounts payable                                                           (993)       7,651         579
Accrued liabilities and other                                              (534)        (921)     (3,052)
Unearned revenue                                                           (127)       3,655        (421)
Income taxes payable                                                         51          (66)        (57)
Net cash (used in) provided by operating activities                      (3,437)      14,486      (1,488)

INVESTING ACTIVITIES:
Proceeds from sale of facilities and equipment                              606                    1,499
Capital expenditures                                                     (1,521)      (2,655)     (4,845)
Decrease (increase) in other assets                                       1,973         (427)        178
Net cash provided by (used in) investing activities                       1,058       (3,082)     (3,168)

FINANCING ACTIVITIES:
Purchase of common stock for treasury                                      (101)        (578)       (761)
Purchase of Series C preferred stock                                     (3,194)      (3,091)     (2,095)
Purchase of Series D preferred stock                                        (83)         (23)        (66)
Net proceeds from (payments on) revolving line of credit                  6,822       (6,245)      4,146
Principal payments on long-term debt                                     (1,000)      (1,000)       (750)
Deferred debt issuance costs                                                  -            -        (170)
Net cash provided by (used in) financing activities                       2,444      (10,937)        304
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      83          (78)         (7)
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                             $   148    $     389    $ (4,359)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              389            0       4,359
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   537    $     389  $        0
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the year for:
Interest                                                                $14,825    $  14,774    $ 14,597
Income taxes                                                                 98          139         140
Noncash investing and financing activities -
Capital lease obligations                                                              1,285

See accompanying notes to consolidated financial statements.
-6-

                                  <PAGE 56>

                                  MOSLER INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996

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

                                  <PAGE 57>

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

Advertising - Advertising costs, included in selling and administrative expense, are charged to expense as incurred and totaled $1,150,000, $971,000, and $1,074,000 for the years ended June 27, 1998, June 28,
1997 and June 29, 1996, respectively.

Research and Development - Research and development costs, included in selling and administrative expenses, are expensed as incurred and amounted to $1,313,000, $2,178,000, and $2,653,000 for the years ended
June 27, 1998, June 28, 1997 and June 29, 1996, respectively.

Net Loss Per Common Share - Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.
SFAS No. 128, "Earnings Per Share," was adopted during fiscal year 1998. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement and provides guidance on
other computational changes.   The adoption of SFAS No. 128 had no
effect on previously reported per share amounts. Additionally, there is no difference in the calculation of basic and diluted net loss per common share.

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

Reporting Period - The Company's fiscal year ends on the last Saturday in June. Fiscal years 1998 and 1997 each contained 52 weeks. Fiscal year 1996 contained 53 weeks.

Restructuring - In August 1998, the Company committed to shut down its leased Wayne, N.J. production facility. In connection with this shut down, the Company expects to record a charge of approximately $1,582,000 in fiscal 1999 for certain exit costs related to severance and fixed asset write-off.

In July 1997, the Company shut down its leased Buffalo production facility. In connection with this shut down, the Company recorded a charge of approximately $581,000 in fiscal 1998 for certain exit costs related to severance and fixed asset write offs.
Substantially all costs have been paid as of June 27, 1998.

During fiscal 1996, the Company recorded restructuring charges of $2,989,000 to close the Hamilton, Ohio plant. The restructuring charges were comprised of termination benefits of $1,764,000 for approximately 140 employees and other associated exit costs, substantially all of which had been paid at June 29, 1996, and an accrual for plant disposal of $1.6 million. In connection with the plant closing, the Company also recorded a net gain of approximately $1.6 million for the curtailment of certain pension and postretirement health care benefit liabilities (Note 10). In addition, included in products cost of sales for 1996 are charges of approximately $.5 million for the relocation of equipment, inventory and personnel and related travel expenses associated with the plant closure.

Reclassifications - Certain reclassifications have been made to the financial statements for prior years to conform to the current year classification.

Other - SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and is effective for the Company's 1999 fiscal year. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature

                                  <PAGE 58>

in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard will result in additional financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for the Company,s 1999 fiscal year. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this new standard may result in additional financial statement disclosures.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998 and is effective for the Company's 1999 fiscal year. Disclosures for earlier periods provided for comparative purposes is required. The statement revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this new standard will result in additional financial statement disclosures.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                June 27         June 28,
                                                1998            1997
                                                    (In Thousands)
Billed                                          $33,219         $32,617
Accrued and unbilled                             24,598          17,663
  Total                                          57,817          50,280
  Less llowance for doubtful accounts              (837)           (872)

  Net accounts receivable                       $56,980         $49,408

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.
At June 27, 1998 and June 28, 1997, accounts receivable from customers in the financial institutions industry were approximately 70% of total receivables. Progress payments are generally required and receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

Unbilled amounts are due upon installation or acceptable completion of the contracts which normally does not extend beyond one year.

3.	INVENTORIES
The components of inventories are as follows:

                                              June 27         June 28,
                                                1998            1997
                                                   (In Thousands)
Finished products and service parts             $23,342       $20,895
Products in process                               2,031         2,126
Raw materials                                     2,698         2,268
Less allowance for slow moving and
    obsolete inventory                           (4,888)       (3,860)

Total                                           $23,183       $21,429

                                  <PAGE 59>

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

4.	LONG-TERM DEBT
Long-term debt consists of the following:

                                              June 27         June 28,
                                                1998            1997
                                                   (In Thousands)
Amounts payable to banks                      $ 17,889        $ 11,703
11% Series A Senior Notes                      115,000         115,000
Capitalized lease obligations                      902           1,285
  Total                                        133,791         127,988
Less current portion                            (1,298)         (1,317)
Total                                          $132,493       $126,671


On October 1, 1996, and as subsequently amended, the Company established a credit facility, comprised of a $29.75 million revolving line of credit including term loans up to an aggregate principal amount of $3.5 million. The agreement also provides for a $10.0 million letter of credit subfacility of the revolving line of credit. Borrowings under the credit facility bear interest at the prime lending rate plus 1.5%
(10.0% at June 27, 1998). In conjunction with the credit facility, the Company pays a monthly commitment fee of 1/2 of 1% per annum on the average daily unused portion of the commitment. After factoring in approximately $6.175 million letters of credit issued against the credit facility, the Company has approximately $5.7 million of available borrowing capacity against this facility at June 27, 1998. The line of credit and term loans are secured by substantially all the assets of the Company.

On July 29, 1993, the Company completed a refinancing transaction whereby it issued $115 million principal amount of 11% Series A Senior Notes due April 15, 2003 (Notes). A portion of the net proceeds from the Notes were deposited in trust to redeem all of the Company's 13-5/8% Senior Subordinated Debentures ($80 million) plus accrued and unpaid interest. The Notes are senior unsecured obligations of the Company and rank pari passu with all other senior indebtedness of the Company.

The terms of debt agreements covering the line of credit, term loans and the Notes provide, among other things, restrictions on the redemption of the Company's common and preferred stock, additional indebtedness, lease commitments and capital expenditures and provide that the Company meet certain financial covenants including maintaining a minimum fixed charge coverage ratio, interest expense coverage ratio, minimum turnover ratios, maximum ratio of total consolidated liabilities to consolidated tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. The terms of the debt agreements prohibit the Company from declaring or paying dividends (other than dividends payable solely in shares of capital stock of the Company), except the Company may pay cash dividends on the preferred stock limited to retained excess cash flow (as defined) not to exceed $1,000,000 in any fiscal year. To the extent prior year dividends are less than $1,000,000, such difference may be used for dividends in subsequent years. In addition to the permitted repurchases of capital stock described above, the Company may repurchase capital stock distributed from the ESOP to terminated or retired employees in amounts not to exceed $3,200,000 in

                                  <PAGE 60>

fiscal year 1999 and for each fiscal year, thereafter. Additionally, the agreements prohibit the sale of certain assets, merger, or consolidation without the banking group's prior waiver of the related covenant. Capitalized lease obligations include long-term capital leases in the amount of $1,285,000 entered into during fiscal 1997 primarily for new computer software and telephone systems. The lease agreements provide for aggregate annual payments, including interest, of approximately $410,000, payable monthly or quarterly, through June 2001. The Company's obligations under all capital leases carry an average interest rate of 9.0%. Annual contractual maturities of long-term debt and capital lease payments are as follows:

                                        Amount
                                     In Thousands
1999                                   $  1,298
2000                                     17,254
2001                                        239
2002                                          -
2003                                    115,000


The Company has received a commitment from a bank to refinance the Company's current credit facility on a long-term basis. Accordingly, the Company's outstanding revolving line of credit of $16,889,000, due in fiscal 1999, has been classified as long term as of June 27, 1998. Given the variable nature of the Company's line of credit and term loans and considering comparable agency ratings for similar debt issuances, its carrying value is a reasonable estimate of its fair value. Based on market quotations, the fair value of the Company's 11% Series A Senior Notes was $101,200,000 at June 27, 1998 and $97,750,000 at June
28, 1997.

5.	PREFERRED STOCK

The Company has authorized 2,000,000 shares of $.01 par value preferred stock. Of the 2,000,000 shares, 500,000 have been designated Series C adjustable rate cumulative preferred stock and 210,000 have been designated Series D increasing rate preferred stock as described in Notes 6 and 7. The remaining 1,290,000 shares may be issued with rights and preferences as may be determined by the Board of Directors of the Company.

6.	SERIES D INCREASING RATE PREFERRED STOCK

Series D increasing rate preferred stock consists of the following:

                                                                      June 27,      June 28,
                                                                      1998          1997
                                                                        (In Thousands)

Series D increasing rate preferred stock, $.01 par value, 210,000 shares authorized, 195,022 shares outstanding in 1998 and
  195,957 in 1997, net of unamortized discount of $.7 million in 1998 and $1.4 million in 1997, $100 per share liquidation preference, aggregating approximately $19.5 million in 1998
  and 1997                                                            $  18,792     $   18,237
Unpaid dividends on Series D increasing rate redeemable preferred
  stock, $189.54 per share in 1998 and $148.23 per share in 1997         36,959         28,898

Total                                                                 $  55,751     $   47,135

The holders of the shares of Series D preferred stock are entitled to receive cumulative dividends semi-annually at the rate of 16.0% per annum, increasing on July 1, 1998 to 17.5%, on July 1, 1999 to 19%, and on July 1, 2000 to 20.5%. Any dividend periods for which cash

                                  <PAGE 61>

dividends are not paid due to the restrictions in the debt agreements described in Note 4 will accumulate and accrue additional dividends (at 25.3% for the year ended June 27, 1998) until the total is paid in full. For financial reporting purposes, such additional dividends are recorded as interest expense. Unpaid dividends, including the additional dividends, are classified as non-current since restrictions imposed by the debt agreements would prohibit payment within the next twelve months. Except in certain defined situations, the preferred stock is non-voting. Subject to limitations imposed by the debt agreements, the Series D preferred stock is redeemable at the option of the Company, in whole or in part at any time. The redemption price is $100 per share. The preferred stock is subject to mandatory redemption in full at $100 per share subject to any restrictions under debt agreements, on the occurrence of a change of control of the Company resulting in the Company's present largest stockholder owning less than 30% of the common stock of the Company. Holders of the Series D preferred stock, together with holders of the Series C preferred stock, will be entitled to a preference as to dividends and redemptions upon the liquidation of the Company. There are also certain restrictions against the (1) declaration or payment of dividends (other than dividends payable solely in capital stock) on capital stock other than the preferred stock or (2) the purchase, redemption, or retirement of any shares of the capital stock other than the preferred stock, as more fully described in
Note 4. The carrying value of the Series D Preferred Stock represents the redemption value less unamortized discount. The discount is being amortized to produce a constant effective dividend cost of 20.5% on the carrying value. In connection with retirements and terminations, the Company from time to time repurchased shares of Series D preferred stock which had been issued to the ESOP. Changes in Series D
Preferred Stock are as follows:

                                                              Amount
                                                         (In Thousands)
Balance at June 24, 1995                                  $   34,399
  Purchase of 556 shares of Series D preferred stock             (66)
  Dividends on Series D preferred stock                        2,544
  Amortization of discount on Series D preferred stock           977
  Additional dividends on unpaid dividends                     2,448
Balance at June 29, 1996                                      40,302
  Purchase of 281 shares of Series D preferred stock             (23)
  Dividends on Series D preferred stock                        2,887
  Amortization of discount on Series D preferred stock           672
  Additional dividends on unpaid dividends                     3,297
Balance at June 28, 1997                                      47,135
  Purchase of 935 shares of Series D preferred stock             (83)
  Dividends on Series D preferred stock                        3,328
  Amortization of discount on Series D preferred stock           638
  Additional dividends on unpaid dividends                     4,733

Balance at June 27, 1998                                  $   55,751

                                  <PAGE 62>

7.	SERIES C ADJUSTABLE RATE PREFERRED STOCK

                                                                     June 27,        June 28,
                                                                     1998            1997
                                                                     (In Thousands)




Series C adjustable rate cumulative preferred stock, $.01 par value, 500,000 shares authorized, 428,506 shares outstanding in
  1998 and 385,542 in 1997, $100 per share liquidating preference, aggregating approximately $42,850,000 in 1998 and $38,554,000
  in 1997                                                             $   42,850    $   38,554




All outstanding shares of Series C preferred stock are held by the ESOP. The holders of the Series C preferred stock are entitled to cumulative dividends at an adjustable rate from the date of issue. The dividend rate (18.50% at June 27, 1998) is adjusted quarterly in accordance with a formula based on the prime rate. The dividends are payable annually on June 30 in cash, or at the option of the Company in shares of Series C preferred stock. Additional dividends on unpaid dividends accrue at the dividend rate and are recorded as interest expense. During 1998, the Company issued 74,902 shares of Series C preferred stock in payment of $6,915,000 of dividends and $575,000 of interest on unpaid dividends. During 1997, the Company issued 62,210 shares of Series C preferred stock in payment of $5,785,000 of dividends and $436,000 of interest on unpaid dividends. During 1996, the Company issued 56,193 shares of Series C preferred stock in payment of $5,275,000 of dividends and $344,000 of interest on unpaid dividends. The Series C preferred stock is redeemable at the option of the Company. The redemption price is $100 per share. In addition, participating employees of the ESOP who receive Series C preferred stock upon termination of service from the Company are entitled to have that stock redeemed by the Company.
The Series C preferred stock is non-voting. Changes in Series C preferred stock are as follows:

                                                               Amount
                                                           (In Thousands)
Balance at June 24, 1995                                    $   31,900
  Issuance of 56,193 shares of Series C preferred stock          5,619
  Purchase of 21,153 shares of Series C preferred stock         (2,095)
Balance at June 29, 1996                                        35,424
  Issuance of 62,210 shares of Series C preferred stock          6,221
  Purchase of 30,905 shares of Series C preferred stock         (3,091)
Balance at June 28, 1997                                        38,554
  Issuance of 74,902 shares of Series C preferred stock          7,490
  Purchase of 31,938 shares of Series C preferred stock         (3,194)

Balance at June 27, 1998                                    $   42,850

                                  <PAGE 63>


8.	REDEEMABLE COMMON STOCK

Redeemable common stock represents the redemption value of common stock held by the ESOP or by retired or terminated employees as a result of distributions from the ESOP. The redemption value of common stock is determined annually by an independent appraisal.

Changes in redeemable common stock are as follows:

                                                Number of          Amount
                                                Shares          (In Thousands)

Balance at June 24, 1995                        208,780          $  2,004
  Increase in market value of common stock                            119
  Redemption of common stock                    (11,624)             (112)
Balance at June 29, 1996                        197,156             2,011
  Decrease in market value of common stock                         (1,404)
  Redemption of common stock                    (19,377)             (198)
Balance at June 28, 1997                        177,779               409
  Redemption of common stock                    (20,532)              (47)

Balance at June 27, 1998                        157,247          $    362


9.	INCOME TAXES

Deferred income taxes reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                June 27,        June 28,
                                                                1998            1997
                                                                (In Thousands)
Deferred tax assets:
  Net operating loss carryforwards                               $   15,472     $   12,262
  Inventories, principally due to obsolescence reserves and
  additional inventories cost for tax purposes pursuant to the
  Tax Reform Act of 1986                                              1,931            740
Accounts receivable, principally due to allowance for doubtful
 Accounts                                                               311            325
Accrued warranty                                                        419            342
Accrued employee benefits                                             1,190          5,942
Alternative minimum tax credit carryforwards                            371            371
Other                                                                   280            437
Total deferred tax assets                                            19,974         20,419
Less valuation allowance                                            (19,320)       (19,513)
Net deferred tax assets                                                 654            906

Deferred tax liabilities -
Facilities, principally due to differences in depreciation              654            906
Net deferred taxes                                               $        0     $        0

                                  <PAGE 64>


The components of income (loss) before income taxes and provision for income taxes are as follows:

                                            June 27,   June 28,      June 29,
                                            1998       1997          1996
                                            (In Thousands)
Income (loss) before income taxes:
Domestic                                   $ 5,082      $ (12,541)   $ (5,348)
Foreign                                       (303)          (541)        (34)
Total                                      $ 4,779      $ (13,082)   $ (5,382)
Provision for income taxes:
State and local                            $   113      $      73    $     65
Foreign                                         36              -           -
Total                                      $   149      $      73    $     65


A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory federal income tax rate of 35% to loss before income taxes is as follows:

                                                           June 27,    June 28,   June 29,
                                                           1998        1997       1996
                                                           (In  Thousands)
 Tax provision (credit) at statutory rate                   $1,672     $(4,579)   $(1,884)
State and local income taxes, net of federal effect             96          44         42
 Permanent differences, principally goodwill amortization      761         781        584
Losses (income) for which tax benefit not provided, net
of change in valuation allowance                            (2,380)      3,827      1,323
Provision for income taxes                                  $  149     $    73    $    65


At June 27, 1998, the Company had unused U.S. net operating loss carry forwards of $38,681,000 which expire in the years 2009 through 2012.
No provision was made in 1998 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize the earnings in foreign operations for an indefinite period of time.


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

                                  <PAGE 65>


Net defined benefit pension expense includes the following components:

                                                June 27,   June 28,   June 29,
                                                1998       1997       1996
                                                      (In Thousands)
Service cost                                    $   86     $    74    $   103
Interest cost on projected benefit obligaion       793         737        797
          Return on plan assets                 (2,806)       (881)    (1,526)
          Net amortization and deferral          2,228         262      1,055
          Net defined benefit pension expense  $   301     $   192     $  429


The following table presents defined benefit pension plans funded status as of April 1, 1998 and 1997, the most recent measurement dates:

                                                        April 1,        April 1,      April 1,
                                                        1998            1998          1997
                                                                       (In Thousands)
                                                        Assets          Accumulated
                                                        exceed          benefit
                                                        accumulated     exceeds
                                                        benefit         assets
Actuarial present value of:
  Vested benefits                                       $   2,966       $   8,019     $  10,001
  Nonvested benefits                                          104             238           285
  Accumulated benefit obligation                        $   3,070       $   8,257     $  10,286
Projected benefit obligation                            $   3,070       $   8,257     $  10,286
Less plan assets at fair value                              3,367           8,110         9,231
Projected benefit obligation in excess of plan assets        (297)            147         1,055
Adjustment required to recognize minimum liability                            107           977
Unrecognized net gain (loss)                                  530             796           189
Unrecognized past service cost                               (749)           (832)
Less unrecognized net obligation                             (154)           (193)

Net pension liability                                   $     233       $     147     $   1,196


The discount rate used in determining the actuarial present value of benefit obligations was 7.0% in 1998 and 7.50% in 1997. The expected long-term rate of return on plan assets was 8.5% in 1998 and 1997.
Plan assets consist primarily of investments in common trust funds of a bank. Effective August 31, 1994, the Company froze pension benefits under its defined benefit pension plan covering salaried employees. Accordingly, no future accruals will be made for service subsequent to that date. In connection with the Hamilton, Ohio plant closure (Note 1), the Company recorded a loss of approximately $767,000 associated with the curtailment of the Hourly Union Plan in 1996.
The Company also sponsors several defined contribution plans. No Company contributions were made to these plans for the years ending June 27, 1998, June 28, 1997 and June 29, 1996.

                                  <PAGE 67>

On May 13, 1987 the Company's Board of Directors adopted the Mosler Employee Stock Ownership Plan (ESOP) effective July 2, 1986. The ESOP is a noncontributory defined contribution stock bonus plan in which all domestic employees not covered by a collective bargaining agreement of the Company are eligible. The ESOP invests in the Company's Series C and Series D preferred stock and common stock. Contributions are discretionary, but will not exceed 15% of aggregate total compensation to participating employees. Contributions to the ESOP are allocated to participants' accounts in proportion to the participant's compensation and vest over a seven-year period. No contributions were made for the years ending June 27, 1998, June 28, 1997 and June 29, 1996.
Upon termination of service from the Company, participating employees of the ESOP are entitled to have capital stock allocated to their ESOP account redeemed by the Company. Under the credit agreement (see Note 4), the Company is permitted, within limitations, to repurchase the capital stock directly from the terminated or retired employees. During fiscal 1993, the trustees of the ESOP elected to make participant distributions in substantially annual equal payments over five years. During fiscal 1998, the Company notified its employees that the Company had terminated its health care and life insurance benefits for retired employees.
In connection with this plan termination, the Company recorded a gain of $11,889,000 upon the reversal of its postretirement benefit obligation. The Company has no obligation to fund these benefits in the future. Prior to 1998, the Company provided certain health care and life insurance benefits for retired employees. Entitlement to these benefits was contingent on years of service with the Company, age at retirement and collective bargaining agreements. Cost sharing provisions were also based on these same conditions.
The following table represents the components of the Company's liability for future postretirement benefits other than pensions as of June 28, 1997:

                                                           June 28,
                                                             1997
                                                        (In Thousands)
Accumulated post-retirement benefit obligation
  Retirees                                               $     2,038
  Fully eligible active participants                             996
  Other active participants                                    5,330
      Total                                                    8,364
  Unrecognized net gain                                        2,826
  Total                                                   $   11,190




The postretirement benefit cost for fiscal 1997 was $869,607, of which service cost, interest cost, and net amortization (including deferrals) were $521,706, $657,360 and ($309,459), respectively. The post-retirement benefit cost for fiscal 1996 was $999,664, of which service cost, interest cost, and net amortization (including deferrals) were $506,925, $667,712, and ($174,973), respectively. Under the provisions of SFAS No. 106, the postretirement benefit obligation for fiscal 1997 was determined by application of terms of medical and life insurance plans together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 10% in fiscal 1997 declining to 5.5% for fiscal 2002 and thereafter. The discount rate used in determining the actuarial present value of benefit obligations was 7.50% in fiscal 1997. In fiscal 1997, the effect of a one percentage point annual increase in these assumed cost trend rates would increase the obligation by $765,587, and would increase the annual net periodic postretirement health care benefit cost by $148,136, of which service cost and interest cost would be $83,684 and $64,452, respectively. In connection with the Hamilton, Ohio plant closure (Note 1), the Company recorded a gain of $2,383,000 in 1996 associated with the curtailment of the medical plans.

                                  <PAGE 68>

11.	LEASES

Minimum future rent payments approximating $6.6 million under commitments for noncancelable operating leases with initial lease terms greater than one year as of June 27, 1998, principally for sales and service facilities, are payable $2.1 million, $1.6 million, $1.3 million, $1.0 million and $0.6 million from fiscal 1999 through fiscal 2003, respectively. Rent expense was $6.5 million, $6.9 million and $7.9 million for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively.


12.	STOCK OPTION PLAN

The Company's 1990 Stock Option Plan, as amended, provides for the granting of options to purchase up to 160,000 shares of $.10 par value common stock. Options may be granted at an exercise price of $10 per share. The options generally become exercisable 50% three years after date of grant and 25% annually thereafter. Options generally expire at the end of ten years from the date of grant. A summary of the stock option transactions for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 follows:

                                        Outstanding
                                        Stock
                                        Options
Balance at June 24, 1995                 70,677
Granted                                   5,000
Canceled/expired                        (10,627)
Balance at June 29, 1996                 65,050
Granted                                   6,600
Canceled/expired                        (28,800)
Balance at June 28, 1997                 42,850
Canceled/expired                           (400)
Balance at June 27, 1998                 42,450

At June 27, 1998, 160,000 shares of common stock are reserved for issuance. During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123 and applies APB No. 25 and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized related to the Company's Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss would have been increased (income decreased) by $13,000 for the years ended June 27, 1998 and June 28, 1997, respectively and $5,000 for the year ended June 29, 1996. Net income (loss) per common share would not have been affected for either year. Compensation expense reflected in these pro-forma disclosures is not indicative of future amounts when the SFAS No. 123 prescribed method will apply to all outstanding nonvested awards.
                                  <PAGE 69>


The weighted-average fair value of options granted under the Stock Option Plan during 1997 and 1996 was $5.66 and $5.25, respectively.
No options were granted in fiscal 1998. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                June 28, 1997   June 29, 1996
Expected volatility             30.0%           30.0%
Risk-free interest rate         6.58%           6.79%
Expected term of options        10 years        10 years
Expected dividend yield         0 %             0 %



Information regarding options outstanding at June 27, 1998 is as follows:

                                Options Outstanding
                                        Weighted
                                        Remaining
                                        Contractual     Options
Exercise Price          Number          Life            Exercisable
$10.00                  42,450          3.81            35,850



13.	SEGMENT INFORMATION, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

The business of the Company is conducted in one industry segment, consisting of security products, security systems and the service thereof. Operations outside the United States accounted for approximately 5% of net sales for the year ended June 27, 1998 and approximately 6% of net sales for the years ended June 28, 1997 and June 29, 1996, respectively. Total assets outside the United States were approximately 3% of total assets at June 27, 1998 and approximately 4% of net assets for the years ended June 28, 1997 and June 29, 1996, respectively. Sales to United States government agencies and contractors amounted to approximately 4% of net sales for each of the years ended June 27, 1998, June 28, 1997 and June 29, 1996.


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

During fiscal years 1998, 1997, and 1996, the Company issued shares of Series C preferred stock in payment of $6,915,000, $5,785,000, and $5,275,000 in dividends which were accrued on the Series C preferred stock, and recorded dividends of $3,328,000, $2,887,000 and $2,544,000 on shares of Series D preferred stock, respectively.

                                  <PAGE 70>

16.	CONTINGENCIES

The Internal Revenue Service (IRS) has conducted examinations of the Company's federal income tax returns for the fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income.
The Company agreed to certain issues and has paid all tax due with respect to those issues. Two issues remain unresolved, and the IRS has issued a notice of proposed adjustment on these issues. The issues relate to 1) the allocation of the Company' purchase price of assets from American Standard and 2) the value of the Company's Series C preferred stock contributed to its ESOP. The Company allocated approximately $70 million of the purchase price of assets from American Standard to intangible assets which are being amortized over a period of generally 14 years. The IRS proposes to reduce this allocation to approximately $45 million and increase the amortization period to generally 45 years. From 1990 through 1993, the Company contributed to its ESOP, and claimed a tax deduction for, shares of Series C preferred stock having a value aggregating approximately $9.6 million. The IRS proposes to reduce this value to approximately $7.1 million. If the IRS's proposed adjustments are sustained, the Company would be liable for additional income taxes of approximately $4.1 million plus interest, and would lose the benefit of substantial deductions in future years. Management believes that it has meritorious defenses to the adjustments proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. Various lawsuits and claims arising during the normal course of business are pending against the Company.
In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated financial position, results of operations or cash flows.

                                * * * * * *
                                  <PAGE 71>