Form 10-Q
period 1998-09-26
MOSLER INC
filed 1998-11-10
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 26, 1998
                               -------------------------------------------------
                                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------   -----------------------

                    Commission file number                33-67908
                                           -------------------------------------

                                   MOSLER INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                       31-1172814
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                     8509 BERK BOULEVARD
                          HAMILTON, OHIO                        45015-2213
----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

                                 (513) 870-1900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes          X         No
                                        ------------------    ------------------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.10 Par Value  2,080,407.868270 SHARES AS OF SEPTEMBER 26, 1998
-----------------------------  ------------------------------------------------

                                      INDEX


Financial Information   (Part I)
                                                                                                                Page
Item  1.     Financial Statements  (Unaudited)
             Consolidated condensed balance sheets - September 26, 1998
                 and June 27, 1998                                                                               3-4

             Consolidated condensed statements of operations - Three months
                  ended September 26, 1998 and September 27, 1997                                                  5

             Consolidated condensed statement of common stockholders'
                 deficiency - Three months ended September 26, 1998                                                6

             Consolidated condensed statements of cash flows - Three months
                  ended September 26, 1998 and September 27, 1997                                                  7

             Notes to consolidated condensed financial statements                                               8-11

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                     12-15



Other information   (Part II)

Item  1.     Legal Proceedings                                                                                    16

Item  4.     Submission of Matters to a Vote of Security Holders                                                  17

Item  6.     Exhibits and Reports on Form 8-K                                                                     17

             Signatures                                                                                           18

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                                   MOSLER INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                        Sep. 26,       June 27
                                          1998          1998
                                        ========      ========

                                       (Unaudited)  (Derived from
                                                       Audited
                                                      Financial
                                                     Statements)
Assets
Current assets:
     Cash and cash equivalents          $    417      $    537
     Accounts receivable, net             55,686        56,980
     Inventories                          22,478        23,183
     Other current assets                  2,284         1,334
                                        --------      --------
Total current assets                      80,865        82,034

Facilities:
     Land and land improvements              802           802
     Buildings                             4,695         4,739
     Machinery and equipment              32,668        32,779
     Improvement in progress                 846           466
                                        --------      --------
     Gross facilities                     39,011        38,786

     Less accumulated depreciation        30,285        29,919
                                        --------      --------
Net facilities                             8,726         8,867

Other assets:
     Service agreements                    7,897         9,025
     Deferred debt issuance costs          2,456         2,714
     Goodwill                              2,662         3,039
     Other intangible assets                  94            94
     Sundry                                  556           523
                                        --------      --------
     Total Other Assets                   13,665        15,395

                                        $103,256      $106,296
                                        ========      ========

                                                         Sep. 26,         June 27
                                                           1998             1998
                                                        =========       ==========
Liabilities, redeemable stock and common               (Unaudited)     (Derived from
     stockholders' deficiency                                             Audited
                                                                         Financial
                                                                        Statements)
Current liabilities:
     Accounts payable                                   $  17,821       $  16,581
     Accrued liabilities:
        Compensation & payroll taxes                        5,780           5,552
        Product warranty                                      899             837
        Accrued workers' compensation                       4,634           4,488
        Accrued interest                                    2,670           5,832
        Other                                               9,794           5,556
     Unearned revenue                                      11,582          16,894
     Income taxes payable                                     278             284
     Long-term debt due within one year                     1,294           1,298
                                                        ---------       ---------
Total current liabilities                                  54,752          57,322

Long-term debt due after one year                         134,544         132,493
Accrued pension and other benefit liabilities                 453             453

Commitments and contingencies
Redeemable stock:
     Series D increasing rate preferred stock              58,331          55,751
     Series C adjustable rate preferred stock              44,415          42,850
     Common Stock                                             362             362
                                                        ---------       ---------
       Total redeemable stock                             103,108          98,963


Common stockholders' deficiency:
     Common stock                                             254             254
     Accumulated deficit                                 (183,610)       (176,970)
     Excess of additional pension liability over
        unrecognized prior service cost                       (13)            (13)
     Redemption value of common stock held by ESOP           (362)           (362)
     Foreign currency translation adjustments              (1,391)         (1,365)
     Common stock held in treasury                         (4,479)         (4,479)
                                                        ---------       ---------
Total common stockholders' deficiency                    (189,601)       (182,935)
                                                        ---------       ---------

                                                        $ 103,256       $ 106,296
                                                        =========       =========

See accompanying notes to financial statements

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                                    Three months ended
                                                                  =======================
                                                                  Sept. 26,     Sept. 27,
                                                                    1998           1997
                                                                  ========       ========
Net sales:
     Service                                                      $ 24,245       $ 25,221
     Product                                                        33,136         27,181
                                                                  --------       --------
                                                                    57,381         52,402
Cost of sales:
     Service                                                        18,378         18,791
     Product                                                        26,720         22,255
     Plant Closing                                                   1,589              0
                                                                  --------       --------
                                                                    46,687         41,046
                                                                  --------       --------
Gross profit                                                        10,694         11,356

Selling and administrative expense                                   9,107          8,775
Other expense                                                          107            193
                                                                  --------       --------
                                                                     9,214          8,968

                                                                  --------       --------
Operating income                                                     1,480          2,388

Debt expense:
   Interest expense (Includes non cash interest on preferred
   stock of $1,617 and $824 respectively)                            5,343          4,299
     Amortization of debt expense                                      258            144
     Interest income                                                    (5)             0
                                                                  --------       --------
                                                                     5,596          4,443

                                                                  --------       --------
Loss before income taxes and preferred stock charges                (4,116)        (2,055)

Provision for income taxes                                              (1)            13
                                                                  --------       --------
Loss before preferred stock charges                                 (4,115)        (2,068)

Preferred dividends                                                 (2,416)        (2,496)
Amortization of preferred stock discount                              (109)          (186)
                                                                  --------       --------
Net loss applicable to common stockholders                         ($6,640)       ($4,750)
                                                                  ========       ========

Basic and diluted net loss per common share                         ($3.19)        ($2.28)
                                                                  ========       ========

See accompanying notes to financial statements.

                                   MOSLER INC.
       CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
                      THREE MONTHS ENDED SEPTEMBER 26, 1998
                                   (Unaudited)
                            (In thousands of dollars)

                                                                             Redemption
                                        Common                                 Value of      Foreign
                                         Stock                                   Common     Currency
                                      $.10 Par   Accumulated      Pension    Stock held  Translation   Treasury
                                         Value       Deficit    Liability       by ESOP  Adjustments      Stock       Total
                                    ----------------------------------------------------------------------------------------

Balance at June 27, 1998                  $254    ($176,970)        ($13)        ($362)     ($1,365)    ($4,479)  ($182,935)
     Net loss before preferred
       stock charges                                 (4,115)                                                         (4,115)
     Amortization of Series D
       preferred stock discount                        (109)                                                           (109)
     Dividends on Series D
       preferred stock                                 (855)                                                           (855)
     Dividends on Series C
       preferred stock                               (1,561)                                                         (1,561)
     Foreign currency translation
       adjustment                                                                                (26)                   (26)


                                    ----------------------------------------------------------------------------------------
Balance at September 26, 1998             $254    ($183,610)        ($13)        ($362)     ($1,391)   ($4,479)   ($189,601)
                                    ========================================================================================


See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Three months ended
                                                           ========================
                                                           Sept. 26,        Sep 27,
                                                             1998            1997
                                                           =========       ========
Net loss                                                   $(4,115)        $(2,068)
Adjustments to reconcile loss to net cash
provided (used) by operating activities:
     Depreciation                                              623             691
     Amortization                                            1,511           1,511
     Loss on disposal of facilities                              7
     Interest paid in shares of preferred stock              1,695             825
     Provision for doubtful accounts                             4
     Decrease (increase) in:
        Accounts receivable                                  1,290           3,539
        Inventories                                            705             346
        Other current assets                                  (950)           (925)
     Increase (decrease) in:
        Accounts payable                                     1,240          (2,851)
        Accrued liabilities                                  1,512          (1,620)
        Unearned revenue                                    (5,312)         (5,339)
        Income taxes payable                                    (6)             24
                                                           -------         -------
     Net cash used by operating activities                  (1,796)         (5,867)

Cash flows from investing activities:
     Capital expenditures                                     (489)           (783)
     Decrease in other assets                                  (39)            771
                                                           -------         -------
          Net cash used by investing activities               (528)            (12)

Cash flows from financing activities
     Purchase of preferred stock                               (75)
     Net proceeds from revolving line of credit              2,297           5,811
     Deferred debt issuance costs                              258             144
     Principal payment on long-term debt                      (250)           (250)
                                                           -------         -------
          Net cash provided by financing activities          2,230           5,705
Effect of exchange rate changes on cash                        (26)             55
                                                           -------         -------
Net decrease in cash and cash equivalents                     (120)           (119)

Cash and cash equivalents at beginning of period               537             389
                                                           -------         -------
Cash and cash equivalents at end of period                 $   417         $   270
                                                           =======         =======

See accompanying notes to financial statements.

                              FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Condensed Financial Statements
          ----------------------------------------------------

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of September 26, 1998, and the results of operations for the three months ended September 26, 1998 and September 27, 1997 and the cash flows for the three months ended September 26, 1998 and September 27, 1997. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 27, 1998 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months ended September 26, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 27, 1998, included in the Registrant's Annual Report on Form 10-K.



2.   Inventories
     -----------

     The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     The components of inventories are as follows:

                                           Sept. 26,         June  27,
                                             1998               1998
                                             ----               ----
                                                 (in thousands)
                                                 --------------
       Finished products and service       $23,044            $23,342
       Products in Process                   2,117              2,031
       Raw materials                         2,488              2,698
       Less Allowance                       (5,171)            (4,888)
                                           --------------------------
          Total                            $22,478            $23,183

3.   Net Loss per share
     ------------------

     Net loss per share is computed based on the weighted average number of shares Common outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares of common stock outstanding for the first quarter of fiscal 1999 is 2,080,408 as compared to 2,100,847 shares for the same period of fiscal 1998.


4.   Contingencies
     -------------

     The Internal Revenue Service (IRS) has conducted examinations of the Company's federal income tax returns for fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company has agreed to certain adjustments and has previously recorded a provision for additional income tax and interest in the accompanying consolidated financial statements. Two issues remain unresolved, and the IRS has issued deficiency notices on these issues. The issues related to 1) the allocation of the Company's purchase price of assets from American Standard Inc. and
     2) the value of the Company's Series C preferred stock contributed to its ESOP.

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

     Management believes that it has meritorious defenses to the adjustment proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. On December 9, 1994 and October 6, 1995, the Company filed a protest to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting, letters were issued on April 10, 1996 and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues. On February 10, 1998 the Company met with the Internal Revenue Appeals Officer to provide additional information to support its position and to attempt to resolve the matter. No resolution was reached, and subsequent to that meeting the Company received a Final Deficiency Notice from the IRS. The Company filed an appeal with the U.S. Tax Court on July 13, 1998 of the statutory Notice of Deficiency. The Company expects the Tax Court to assign the briefing schedule within the next couple of months and further expects the Internal Revenue Service District Counsel to be in contact with the Company to begin their review as well as reinstate settlement discussions with the Company. The Company maintains its position that it has a meritorious defense to the adjustment, proposed by the IRS.

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



5.   Acquisition
     -----------

     On October 9, 1998 the Company purchased substantially all the assets of the LeFebure Division (LeFebure) of De La Rue Cash Systems Inc. and De La Rue Systems Americas Corporation (De La Rue). The total consideration paid by the Company was $34 million subject to a working capital adjustment to be paid within 90 days. LeFebure specializes in the manufacture, distribution and service of security equipment for financial institutions.

6.   Reclassification
     ----------------

     Certain prior year's data has been reclassified to conform to current presentation.



7.   Accounting Pronouncements
     -------------------------

     SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for the Company's 1999 fiscal year. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard in the first quarter of fiscal 1999 was not material to the condensed consolidated financial statements.

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

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998 and is effective for the Company's 1999 fiscal year. Disclosures for earlier periods provided for comparative purposes is required. The statement revises employer' disclosures about pension and other postretirement benefit plans. Adoption of this new standard will result in additional financial statement disclosures.

                                   MOSLER INC.


Item 2            Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

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



Result of Operations
--------------------


Three Months Ended September 26, 1998 Compared to the
-----------------------------------------------------
Three Months Ended September 27, 1997
-------------------------------------

Sales
-----

     The Company's sales increased during the three months ended September 26, 1998 by 9.5% to $57.4 million from $52.4 million. Service Sales decreased by 3.9% to $24.2 million from $25.2 million due to a decline in time and material sales of $1.1 million offset by an increase in service agreement revenue of $.1 million.

     Product net sales increased during the three months ended September 26, 1998 by 21.9% to $33.1 million from $27.2 million. Electronic Security product sales increased by 69.6% to $16.1 million from $9.5 million. Physical Security product sales remained constant at $15.3 million.



Gross Profit
------------

     Gross profit decreased during the three months ended September 26, 1998 by 5.8% percent. Gross profit as a percentage of sales decreased to 18.6% from 21.7% for the three months ended September 26, 1998. Included in gross profit was a one time charge of $1.6 million associated with the future closing of the Company's Wayne, NJ manufacturing facility. The Company will outsource the manufacturing of certain products produced in Wayne, while the remainder will be produced by it's newly acquired Mexico, MO manufacturing plant. It is expected that the Wayne facility will close during the Company's third quarter.



Selling and Administrative Expenses
-----------------------------------

     Selling and administrative expenses increased during the three months ended September 26, 1998 by 3.8% to $9.1 million from $8.8 million for the three months ended September 27, 1997.


Operating Income
----------------

     The Company's operating income for the three months ended September 26, 1998 decreased by 38.0% to $1.5 million from $2.4 million for the three months ended September 27, 1997. Included in operating income was a one time charge of $1.6 million associated with the future closing of the Company's Wayne, NJ manufacturing facility. The Company will outsource the manufacturing of certain products produced in Wayne, while the remainder will be produced by its newly acquired Mexico, MO manufacturing plant. It is expected that the Wayne facility will close during the Company's third quarter of fiscal 1999.


Debt Expense
------------

     Debt expense increased for the three months ended September 26, 1998 by 25.9% to $5.6 million from $4.4 million. The increase was primarily due to higher interest costs on higher bank debt.


Net Loss
--------

     Net loss before preferred stock charges increased by $2.0 million for the three months ended September 26, 1998 to $4.1 million from $2.1 million for the three months ended September 27, 1997. Included in net loss was a one time charge of $1.6 million associated with the future closing of the Company's Wayne, NJ manufacturing facility.

Inflation
---------

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


Liquidity and Capital Resources
-------------------------------

     As more fully described in Item I, Note 5, the Company on October 9, 1998 acquired substantially all the assets of the LeFebure division of De La Rue Cash Systems Inc. and De La Rue Systems Americas Corporation. Coincident with the acquisition the Company entered into a Financing Agreement with a group of lenders, led by Fleet National Bank, to finance the acquisition and provided working capital for operations. Under the terms of the Financing Agreement, a Credit facility was established at $85.0 million. The Company also agreed to certain financial covenants. The Company believes that this facility will provide adequate financial resources for its operations. Borrowing under the credit facility bears interest at LIBOR plus 2.625% or at the prime lending rate plus 1.625%.


     Cash used by operating activities was $1.8 million for the three months ended September 26, 1998 as compared to $5.9 million for the same period of fiscal 1998 for a favorable improvement of $4.1 million.


     The Company's capital expenditures were $.5 million for the first quarter of fiscal 1999 as compared to $.8 million in the previous year's first quarter. The Company anticipates capital expenditure for fiscal 1999 will be approximately $2.5 million.


     The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

Year 2000
---------

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

PART  II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

                           None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The following are the results of voting by stockholders present or represented by proxy at the Annual Meeting of Stockholders held on September 22, 1998.


     Election of Directors:   The following directors were elected:


                            Votes For        Votes Against       Not Voting         Term
                         ---------------------------------------------------------------
Nicolas M. Georgitsis    1,891,097.48732           0           171,420.38095        1999
William A. Marquard      1,891,097.48732           0           171,420.38095        1999
Michel Rapoport          1,887,617.66232       1,179.825       171,420.38095        1999
Thomas R. Wall IV        1,891,097.48732           0           171,420.38095        1999
Robert A. Young III      1,890,897.48732        200.0000       171,420.38095        1999



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      List of Exhibits

                  (27) Financial Data Schedule for the three months ended
                       September 26, 1998.

         (b)      Reports on Form 8-K

                  None

                                   MOSLER INC.


                                    Signature










Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Mosler Inc.
                                  (Registrant)






Date: November 10, 1998            /s/ Thomas J. Bell
      -----------------          -----------------------
                                     Thomas J. Bell
                                 Chief Financial Officer