Form 10-Q
period 1998-12-26
MOSLER INC
filed 1999-02-09
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                DECEMBER 26, 1998
                               -------------------------------------------------

                                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

              Commission file number          33-67908
                                     ---------------------------

                                   MOSLER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   31-1172814
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         8509 BERK BOULEVARD
           HAMILTON, OHIO                               45015-2213
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

                                 (513) 870-1900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X                No
                                           -----                 -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.10 Par Value        2,072,790.02 SHARES AS OF DECEMBER 26, 1998
-----------------------------        -------------------------------------------

                                      INDEX

FINANCIAL INFORMATION   (PART I)
                                                                                        PAGE
ITEM  1.      FINANCIAL STATEMENTS  (UNAUDITED)
              CONSOLIDATED CONDENSED BALANCE SHEETS - DECEMBER 26, 1998
                 AND JUNE 27, 1998                                                       3-4

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE MONTHS
                  ENDED DECEMBER 26, 1998  AND  DECEMBER 27, 1997                          5

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - SIX MONTHS
                  ENDED DECEMBER 26, 1998  AND  DECEMBER 27, 1997                          6

              CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS'
                 DEFICIENCY - SIX MONTHS ENDED DECEMBER 26, 1998                           7

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - SIX MONTHS
                  ENDED DECEMBER 26, 1998  AND  DECEMBER 27, 1997                          8

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                      9-13

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                             14-18



OTHER INFORMATION   (PART II)

ITEM  1.      LEGAL PROCEEDINGS                                                           19

ITEM  6.      EXHIBITS AND REPORTS ON FORM  8-K                                           19

              SIGNATURES                                                                  20

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   MOSLER INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                         Dec. 26,       June 27,
                                           1998           1998
                                        ----------   -------------
                                        (Unaudited)  (Derived from
                                                        Audited
                                                       Financial
                                                      Statements)
Assets
------
Current assets:
     Cash and cash equivalents           $  4,337       $    537
     Accounts receivable, net              89,000         56,980
     Inventories                           36,813         23,183
     Other current assets                   3,177          1,334
                                         --------       --------
Total current assets                      133,327         82,034

Facilities:
     Land and land improvements               854            802
     Buildings                              6,877          4,739
     Machinery and equipment               35,767         32,779
     Improvement in progress                1,671            466
                                         --------       --------
     Gross facilities                      45,169         38,786

     Less accumulated depreciation         30,649         29,919
                                         --------       --------
Net facilities                             14,520          8,867

Other assets:
     Service agreements                     6,768          9,025
     Deferred debt issuance costs           3,958          2,714
     Goodwill                              15,218          3,039
     Other intangible assets                   94             94
     Sundry                                   437            523
                                         --------       --------
     Total Other Assets                    26,475         15,395

                                         $174,322       $106,296
                                         ========       ========

                                                          Dec. 26,          June 27,
                                                            1998              1998
                                                         ----------      -------------
Liabilities, redeemable stock and common                 (Unaudited)     (Derived from
----------------------------------------                                    Audited
     stockholders' deficiency                                              Financial
     ------------------------                                             Statements)
Current liabilities:
     Accounts payable                                    $  18,955        $  16,581
     Accrued liabilities:
        Compensation & payroll taxes                         7,175            5,552
        Product warranty                                     1,946              837
        Accrued workers' compensation                        5,305            4,488
        Accrued interest                                     6,270            5,832
        Other                                               14,497            5,556
     Unearned revenue                                       29,116           16,894
     Income taxes payable                                      275              284
     Long-term debt due within one year                        256            1,298
                                                         ---------        ---------
Total current liabilities                                   83,795           57,322

Long-term debt due after one year                          182,575          132,493
Accrued pension and other benefit liabilities                  453              453

Commitments and contingencies
Redeemable stock:
     Series D increasing rate preferred stock               60,745           55,751
     Series C adjustable rate preferred stock               44,143           42,850
     Common Stock                                              362              362
                                                         ---------        ---------
       Total redeemable stock                              105,250           98,963

Common stockholders' deficiency:
     Common stock                                              254              254
     Accumulated deficit                                  (191,751)        (176,970)
     Redemption value of common stock held by ESOP            (362)            (362)
     Accumulated other comprehensive income                 (1,395)          (1,378)
     Common stock held in treasury                          (4,497)          (4,479)
                                                         ---------        ---------
Total common stockholders' deficiency                     (197,751)        (182,935)
                                                         ---------        ---------

                                                         $ 174,322        $ 106,296
                                                         =========        =========

See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                   Three months ended
                                                                -----------------------
                                                                Dec. 26,       Dec. 27,
                                                                 1998             1997
                                                                -------         -------
Net sales:
     Service                                                    $34,619         $26,714
     Product                                                     44,236          32,695
                                                                -------         -------
                                                                 78,855          59,409
Cost of sales:
     Service                                                     26,293          19,440
     Product                                                     36,443          26,152
                                                                -------         -------
                                                                 62,736          45,592

                                                                -------         -------
Gross profit                                                     16,119          13,817

Selling and administrative expense                               14,987           9,041
Other expense                                                       208             497
                                                                -------         -------
                                                                 15,195           9,538

                                                                -------         -------
Operating income                                                    924           4,279

Debt expense:
     Interest expense (Includes non cash interest on
       preferred stock of $1,638  and $907 respectively)          6,114           4,877
     Amortization of debt expense                                   268             143
     Interest income                                                (10)              0
                                                                -------         -------
                                                                  6,372           5,020

                                                                -------         -------
Loss before income taxes and preferred stock charges             (5,448)           (741)

Provision for income taxes                                           23              57
                                                                -------         -------
Loss before preferred stock charges                              (5,471)           (798)

Preferred stock charges:
     Preferred dividends                                         (2,552)         (2,573)
     Amortization of preferred stock discount                      (112)           (186)
                                                                -------         -------
Net loss applicable to common stockholders                      $(8,135)        $(3,557)
                                                                =======         =======

Basic and diluted net loss per common share                      $(3.91)         $(1.68)
                                                                =======         =======

See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                    Six months ended
                                                                -------------------------
                                                                Dec. 26,         Dec. 27,
                                                                  1998             1997
                                                                --------         --------
Net sales:
     Service                                                    $ 58,864         $ 51,935
     Product                                                      77,372           59,876
                                                                --------         --------
                                                                 136,236          111,811
Cost of sales:
     Service                                                      44,671           38,231
     Product                                                      61,574           48,407
     Plant Closing                                                 1,589                0
                                                                --------         --------
                                                                 107,834           86,638

                                                                --------         --------
Gross profit                                                      28,402           25,173

Selling and administrative expense                                24,092           17,816
Other expense                                                      1,904              690
                                                                --------         --------
                                                                  25,996           18,506

                                                                --------         --------
Operating income                                                   2,406            6,667

Debt expense:
     Interest expense (Includes non cash interest on
     preferred stock of $3,255  and $1,732 respectively)          11,457            9,176
     Amortization of debt expense                                    526              287
     Interest income                                                 (15)               0
                                                                --------         --------
                                                                  11,968            9,463

                                                                --------         --------
Loss before income taxes and preferred stock charges              (9,562)          (2,796)

Provision for income taxes                                            22               70

                                                                --------         --------
Net loss before preferred stock charges                           (9,584)          (2,866)

Preferred stock charges:
     Preferred dividends                                          (4,976)          (5,066)
     Amortization of preferred stock discount                       (221)            (372)
                                                                --------         --------
Net loss applicable to common stockholders                      $(14,781)         $(8,304)
                                                                ========         ========

Basic and diluted net loss per common share                       $(7.10)          $(3.99)
                                                                ========         ========

See accompanying notes to financial statements.

                                                            MOSLER INC.
                                CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
                                                 SIX MONTHS ENDED DECEMBER 26, 1998
                                                            (Unaudited)
                                                     (In thousands of dollars)

                                                                                    Redemption
                                                           Common                     Value of     Accumulated
                                                            Stock                       Common           Other
                                                         $.10 Par    Accumulated    Stock held   Comprehensive  Treasury
                                                            Value        Deficit       by ESOP          Income     Stock       Total
                                                         ---------------------------------------------------------------------------
Balance at June 27, 1998                                     $254     ($176,970)        ($362)        ($1,378)  ($4,479)  ($182,935)
     Net loss before preferred stock charges                             (9,584)                                             (9,584)
     Amortization of Series D preferred stock discount                     (221)                                               (221)
     Dividends on Series D preferred stock                               (1,710)                                             (1,710)
     Dividends on Series C preferred stock                               (3,266)                                             (3,266)
     Accumulated Other Comprehensive Income                                                               (17)                  (17)
     Repurchase of ESOP common shares                                                                               (18)        (18)
                                                         ---------------------------------------------------------------------------
Balance at December 26, 1998                                 $254     ($191,751)        ($362)        ($1,395)  ($4,497)  ($197,751)
                                                         ===========================================================================

See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Six months ended
                                                            -------------------------
                                                             Dec. 26,        Dec 27,
                                                              1998             1997
                                                            ---------       ---------
Net loss                                                    $ (9,584)       $ (2,866)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
     Depreciation                                              1,246           1,320
     Amortization                                              2,343           3,065
     Loss on disposal of facilities                                0            (264)
     Interest paid in shares of preferred stock                3,255           1,732
     Provision for doubtful accounts                               4              67
     Decrease (increase) in:
        Accounts receivable                                   (6,569)        (13,222)
        Inventories                                           (2,249)          1,643
        Other current assets                                  (1,529)           (875)
     Increase (decrease ) in:
        Accounts payable                                      (5,331)         (4,678)
        Accrued liabilities                                    2,024           3,117
        Unearned revenue                                       4,864           4,013
        Income taxes payable                                      (9)             19
                                                            --------        --------
     Net cash used by operating activities                   (11,535)         (6,929)

Cash flows from investing activities:
     Proceeds from the sale of property and equipment                            606
     Purchase of net assets and business of LeFebure         (34,000)
     Capital expenditures                                     (1,368)           (545)
     Decrease in other assets                                  1,439             861
                                                            --------        --------
          Net cash provided by (used by) investing
           activities                                        (33,929)            922

Cash flows from financing activities
     Purchase of ESOP stock                                   (2,163)
     Net proceeds from revolving line of credit               52,551           6,399
     Deferred debt issuance costs                                526             244
     Principal payment on long-term debt                      (1,624)           (500)
                                                            --------        --------
          Net cash provided by financing activities           49,290           6,143
Effect of exchange rate changes on cash                          (26)            (45)
                                                            --------        --------
Net increase in cash and cash equivalents                      3,800              91

Cash and cash equivalents at beginning of period                 537             389
                                                            --------        --------
Cash and cash equivalents at end of period                  $  4,337        $    480
                                                            ========        ========

See accompanying notes to financial statements.

                              FINANCIAL INFORMATION


ITEM 1.   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of December 26, 1998, and the results of operations for the three months and six months ended December 26, 1998 and December 27, 1997 and the cash flows for the six months ended December 26, 1998 and December 27, 1997. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 27, 1998 has been derived from the audited consolidated financial statements of the Registrant. The results of operations for the three months and six months ended December 26, 1998 and December 27, 1997 and cash flows for the six months ended December 26, 1998 and December 27, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 27, 1998, included in the Registrant's Annual Report on Form 10-K.


2.   ACQUISITION
     -----------

     On October 9, 1998, the Company purchased certain assets and assumed certain liabilities of the LeFebure Division of De La Rue Cash Systems Inc. ("LeFebure") for approximately $34 million. LeFebure specializes in the manufacture, distribution and service of security equipment for financial institutions. The acquisition of LeFebure has been accounted for by the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $12 million which is being amortized over a period of 15 years. The acquisition agreement also provided for an additional payment based on adjusted working capital levels at the date of acquisition which is not expected to exceed $1,500,000. Any additional payment will be an adjustment to the amount of goodwill previously recorded. The final allocation of the purchase price of LeFebure will be determined once all valuations and studies have been completed. LeFebure's operating results are included in the Company's consolidated statements of operation beginning on October 9, 1998.

     The unaudited consolidated results of operations for the six months ended December 26, 1998 on a pro forma basis as though LeFebure had been acquired as of June 28, 1998 are as follows ($000's except per share amount):

                                                        Six Months Ended
                                                        December 26, 1998
                                                        -----------------
     Net sales                                             $171,585
     Net loss                                                (9,907)
     Net loss per share                                       (4.76)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the LeFebure acquisition been consummated as of the above date, nor are they indicative of future operating results.


3.   INVENTORIES
     -----------

     The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     The components of inventories are as follows:

                                                    Dec. 26,         June 27,
                                                     1998              1998
                                                     ----              ----
                                                         (in thousands)
                                                         --------------
       Finished products and service                $36,219          $23,342
       Products in Process                            1,828            2,031
       Raw materials                                  7,941            2,698
       Less Allowance                                 9,175)          (4,888)
                                                    ------------------------
          Total                                     $36,813          $23,183


4.   NET LOSS PER COMMON SHARE
     -------------------------

     Net loss per common share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of common shares for the six-month period of fiscal 1999 is 2,080,275 as compared to 2,080,667 shares for the same period of fiscal 1998.

     SFAS No. 128, "Earnings Per Share," was adopted during the quarter ended December 26, 1997. The adoption of SFAS No. 128 did not have a material effect on previously reported per share amounts. Additionally, there is no difference in the calculation of basic and diluted net loss per common share.

5.   CONTINGENCIES
     -------------

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

     The Company allocated approximately $70 million of the purchase price of assets from American Standard to intangible assets, which are being amortized over a period of generally 14 years. The IRS proposes to reduce this allocation to approximately $45 million and increase the amortization period to generally 45 years.

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


6.   ACCOUNTING PRONOUNCEMENTS
     -------------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted this standard in the first quarter of fiscal 1999.

     The Company currently records as other comprehensive income the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations as well as the change in the excess of additional pension liability over unrecognized prior service cost. Comprehensive net loss for the first six months of fiscal 1999 and 1998 was $9,601,000 and $2,911,000, respectively.

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

                                   MOSLER INC.


ITEM 2
------

MANAGEMENTS DISCUSSION AND ANALYSIS OF
--------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "Forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, and the availability of production capacity which could cause actual results to differ materially from those indicated herein. Further information or these risk factors in included in the Company's Annual Report on Form 10-K.


RESULTS OF OPERATIONS:
----------------------

THREE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO THE THREE MONTHS
-----------------------------------------------------------------
ENDED DECEMBER 27, 1997
-----------------------

SALES
-----

The Company's sales increased during the three months ended December 26, 1998 by 32.7% to $78.9 million from $59.4 million. Service sales increased by 29.6% to $34.6 million from $26.7 million and product sales increased by 35.3% to $44.2 million from $32.7 for the three months ended December 26, 1998 as compared to the three months ended December 27, 1997. Electronic Security Systems sales increased 30.1% and Physical Security Systems sales increased by 42.2%. The increases are mainly attributed to the acquisition of LeFebure in October 1998.


GROSS PROFIT
------------

Gross profit for the three months ended December 26, 1998 increased by 16.7% to $16.1 million from $13.8 million for the same period in the prior year. Gross profit as a percentage of sales decreased to 20.4% from 23.3% for the three months ended December 27, 1997. The decrease in gross profit as a percentage of sales is due to costs associated with the acquisition of LeFebure in October 1998.

SELLING AND ADMINISTRATIVE EXPENSE
----------------------------------

Selling and administrative expense increased in the three months ended December 26, 1998 by 66% to $15.0 million from $9.0 million. The increase is a result of the purchase of LeFebure. Selling and administrative expense as a percentage of sales increased to 19.0% from 15.2%. The increase in selling and administrative expense is a result of the purchase of LeFebure in October 1998.


OPERATING INCOME
----------------

The Company's operating income for the three months ended December 26, 1998 of $.9 million is $3.4 million less than for the three months ended December 27, 1997. Included in operating income were transition costs associated with the acquisition of LeFebure amounting to $4.2 million.


DEBT EXPENSE
------------

Debt expense increased for the three months ended by 26.9% to $6.4 million from $5.0 million for the same period in the prior year. The increase was due to the interest on the additional debt required to purchase LeFebure.


NET LOSS
--------

Net loss before preferred stock charges increased $4.7 million for the three months ended December 26, 1998 to $5.5 million as compared to a net loss of $.8 million for the three months ended December 27, 1997.




SIX MONTHS ENDED DECEMBER 26, 1998 COMPARED TO THE
--------------------------------------------------
SIX MONTHS ENDED DECEMBER 27, 1997.
-----------------------------------


SALES
-----

The Company's sales increased by 21.8% during the six months ended December 26, 1998 to $136.2 million from $111.8 million for the same period in fiscal 1997.

Service sales increased 13.3% to $58.9 million from $51.9 million. The increase relates to the acquisition of LeFebure. However, the Company had experienced a slight decline in time and material revenue in the first quarter which has not been recovered through the second quarter.

Product sales increased by 29.2% to $77.4 million for the six months ended December 26, 1998 from $59.9 million for the same period in the prior year. Electronic Security Sales increased by 46.1% in the period. The increase relates to revenues from the Port Authority project and from a retrofit of currency handling equipment to meet the new twenty-dollar bill requirements. The acquisition of LeFebure also contributed to the increased revenues. Physical Security System sales increased 22.1% during the first six months of fiscal 1999. The increase is principally attributable to the LeFebure acquisition.


GROSS PROFIT
------------

Gross profit increased during the six months ended December 26, 1998 by 12.9% to $28.4 million from $25.2 million for the six months ended December 27, 1997. Gross profit as a percentage of sales decreased to 20.8% from 22.5%. The decrease relates to transition costs associated with the LeFebure acquisition. Additionally, included in gross profit was a one-time charge of $1.6 million associated with the closing of the Company's Wayne, NJ manufacturing facility, primarily severance and fixed asset write-offs. The Company will outsource the manufacturing of certain products produced in Wayne, while the remainder will be produced in its newly acquired Mexico, MO manufacturing plant. It is expected that the Wayne facility will close during the Company's third quarter of fiscal 1999.


SELLING AND ADMINISTRATIVE EXPENSE
----------------------------------

Selling and Administrative expenses increased by 35.2% to $24.1 million from $17.8 million for the same six-month period ending December 27, 1997. The increase relates to the acquisition of LeFebure in October 1998.


OPERATING INCOME
----------------

The Company's operating income for the six months ended December 2, 1998 of $2.4 million is $4.3 million less than the six months ended December 27, 1997. Included in operating income was a one-time charge of $1.6 million associated with the future closing of the Company's Wayne, NJ manufacturing facility. The Company will outsource the manufacturing of certain products produced in Wayne, while the remainder will be produced by its newly acquired Mexico, MO manufacturing plant. It is expected that the Wayne facility will close during the Company's third quarter of fiscal 1999. Also, included in operating income were transition costs associated with the acquisition of LeFebure amounting to $4.2 million.

DEBT EXPENSE
------------

Debt expense for the six months ended December 26, 1998 increased by 26.5 % to $12.0 million from $9.5 million for the same period of the prior year. The increase was due to the interest on the additional funds required to purchase LeFebure.


NET LOSS
--------

Net loss before preferred stock charges increased by $6.7 million for the six months ended December 26, 1998 to $9.6 million from $2.9.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As more fully described in Item I, Note 2, the Company on October 9, 1998 acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure division of De La Rue Cash Systems Inc. and De La Rue Systems Americas Corporation. Coincident with the acquisition the Company entered into a Financing Agreement with a group of lenders, led by Fleet National Bank, to finance the acquisition and provided working capital for operations. Under the terms of the Financing Agreement, a Credit facility was established at $85.0 million. The Company also agreed to certain financial covenants. The Company believes that this facility will provide adequate financial resources for its operations. Borrowing under the credit facility bears interest at LIBOR plus 2.625% or at the prime lending rate plus 1.625%.

Cash used by operating activities was $11.5 million for the six months ended December 26, 1998 as compared to $6.9 million for the same period of fiscal 1998 for an unfavorable change of $4.6 million.

The Company's capital expenditures were $1.7 million for the first six months 1999 as compared to $.5 million in the previous year. The Company anticipates capital expenditure for fiscal 1999 will be approximately $2.5 million. These amounts do not include the actual assets purchased for LeFebure.

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.


YEAR 2000 DISCLOSURE
--------------------

The Company is substantially complete with the process of conducting a comprehensive review of its key internal financial, information and operational systems to identify the systems that could be materially affected by the Year 2000 issue. The Company will be making appropriate modifications and conducting compliance testing on these systems. The Company believes that with modifications to, or replacement of, existing systems, the Year 2000 issue will not pose significant operating problems. The Company will complete all known modifications or replacements prior to December 31,1999. Based upon current information, the costs of addressing internal problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost for Year 2000 problems will be funded through operating cash flows.

The Company is currently engaged in assessing the capability of its products to handle the transition to and operate in the Year 2000. The Company believes that its current products are Year 2000 compliant. The Company has assessed the compatibility of products sold in the past and has provided information to it's customers as to how these products can be made Year 2000 compliant. The Company does not believe that it is legally responsible for the cost incurred by customers related to ensuring their Year 2000 compatibility.

The Company is in the process of assessing the readiness of significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Company currently does not anticipate problems related to third party Year 2000 issues, the Company will continue to assess potential risk from third parties. However, the Company cannot guarantee that the systems of other companies will be converted in a timely manner, or that the conversion or failure to convert systems, would not have an adverse material effect on the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit 27.1 Financial Data Schedule

(b)      Reports on Form 8-K

                  The company filed a Form 8-K on October 9, 1998 and a form 8-K/A on December 16, 1998 announcing the acquisition of LeFebure as discussed in Note 2 to Part I.

                                   MOSLER INC.




                                    SIGNATURE




Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Mosler Inc.
                                  (Registrant)












Date: February 9, 1999                                 /s/ THOMAS J. BELL
      ----------------                                 -----------------------
                                                       Thomas J. Bell
                                                       Chief Financial Officer