Form 10-Q
period 1999-03-27
MOSLER INC
filed 1999-05-10
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       MARCH 27, 1999
                                       -----------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------      ---------------------

                 Commission file number        33-67908
                                        -------------------------

                                   MOSLER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                           31-1172814
                                                                            --------------------------------------
          (State or other jurisdiction of                                   (I.R.S. Employer Identification No.)
          incorporation or organization)

                                 8509 BERK BOULEVARD
                                      HAMILTON, OHIO                                            45015-2213
     ------------------------------------------------
            (Address of principal executive offices)                                            (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                   ----------      ----------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.10 Par Value          2,072,790.02 SHARES AS OF MARCH 27, 1999
-----------------------------          ----------------------------------------

                                      INDEX

FINANCIAL INFORMATION   (PART I)
                                                                                             PAGE
ITEM  1.     FINANCIAL STATEMENTS  (UNAUDITED)
             CONSOLIDATED CONDENSED BALANCE SHEETS - MARCH 27, 1999
                 AND JUNE 27, 1998                                                            3-4

             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE MONTHS
                  ENDED MARCH 27, 1999  AND  MARCH 28, 1998                                     5

             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - NINE MONTHS
                  ENDED MARCH 27, 1999  AND  MARCH 28, 1998                                     6

             CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS'
                 DEFICIENCY - NINE MONTHS ENDED MARCH 27, 1999                                  7

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - NINE MONTHS
                  ENDED MARCH 27, 1999  AND  MARCH 28, 1998                                     8

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                            9-13

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                  14-18



OTHER INFORMATION   (PART II)

ITEM  1.     LEGAL PROCEEDINGS                                                                 19

ITEM  6.     EXHIBITS AND REPORTS ON FORM  8-K                                                 19

             SIGNATURES                                                                        20

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   MOSLER INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                      Mar. 27,     June 27,
                                        1999        1998
                                     ==========   ==========
                                    (Unaudited)   (Derived from
                                                   Audited
                                                   Financial
                                                   Statements)
Assets
Current assets:
     Cash and cash equivalents       $      428   $      537
     Accounts receivable, net            96,265       56,980
     Inventories                         36,867       23,183
     Other current assets                 2,673        1,334
                                     ----------   ----------
Total current assets                    136,233       82,034

Facilities:
     Land and land improvements             854          802
     Buildings                            6,900        4,739
     Machinery and equipment             37,913       32,779
     Improvement in progress              2,128          466
                                     ----------   ----------
     Gross facilities                    47,795       38,786
     Less accumulated depreciation       31,517       29,919
                                     ----------   ----------
Net facilities                           16,278        8,867

Other assets:
     Service agreements                   5,640        9,025
     Deferred debt issuance costs         3,689        2,714
     Goodwill                            12,374        3,039
     Other intangible assets                 94           94
     Sundry                                 602          523
                                     ----------   ----------
     Total Other Assets                  22,399       15,395

                                     $  174,910   $  106,296
                                     ==========   ==========

                                                      Mar. 27,      June 27,
                                                        1999          1998
                                                     ==========    ==========
Liabilities, redeemable stock and common             (Unaudited)  (Derived from
----------------------------------------                             Audited
     stockholders' deficiency                                       Financial
     ------------------------                                      Statements)
Current liabilities:
     Accounts payable                                $   23,258    $   16,581
     Accrued liabilities:
        Compensation & payroll taxes                      5,695         5,552
        Product warranty                                  1,684           837
        Accrued workers' compensation                     5,570         4,488
        Accrued interest                                  3,526         5,832
        Other                                            12,862         5,556
     Unearned revenue                                    27,745        16,894
     Income taxes payable                                   296           284
     Long-term debt due within one year                     213         1,298
                                                     ----------    ----------
Total current liabilities                                80,849        57,322

Long-term debt due after one year                       188,619       132,493
Accrued pension and other benefit liabilities               453           453

Commitments and contingencies
Redeemable stock:
     Series D increasing rate preferred stock            63,549        55,751
     Series C adjustable rate preferred stock            45,886        42,850
     Common stock                                           362           362
                                                     ----------    ----------
       Total redeemable stock                           109,797        98,963


Common stockholders' deficiency:
     Common stock                                           254           254
     Accumulated deficit                               (198,695)     (176,970)
     Redemption value of common stock held by ESOP         (362)         (362)
     Accumulated other comprehensive loss                (1,508)       (1,378)
     Common stock held in treasury                       (4,497)       (4,479)
                                                     ----------    ----------
Total common stockholders' deficiency                  (204,808)     (182,935)
                                                     ----------    ----------

                                                     $  174,910    $  106,296
                                                     ==========    ==========

See accompanying notes to condensed financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                    Three months ended
                                                                 ========================
                                                                  Mar. 27,      Mar. 28,
                                                                    1999          1998
                                                                 ==========    ==========
Net sales:
     Service                                                     $   36,126    $   25,792
     Product                                                         39,715        29,756
                                                                 ----------    ----------
                                                                     75,841        55,548
Cost of sales:
     Service                                                         25,253        19,912
     Product                                                         33,126        23,477
                                                                 ----------    ----------
                                                                     58,379        43,389
                                                                 ----------    ----------
Gross profit                                                         17,462        12,159

Selling and administrative expense                                   14,594         9,755
Other (income) expense                                                  237          (249)
                                                                 ----------    ----------
                                                                     14,831         9,506
                                                                 ----------    ----------
Operating income                                                      2,631         2,653

Debt expense:
     Interest expense (Includes non cash interest on preferred
         stock of $1,963 and $830, respectively)                      6,722         4,502
     Amortization of debt expense                                       269           146
     Interest income                                                    (12)            4
                                                                 ----------    ----------
                                                                      6,979         4,652
Net loss before income taxes and preferred stock charges             (4,348)       (1,999)

Provision for income taxes                                               25             3
                                                                 ----------    ----------
Loss before preferred stock charges                                  (4,373)       (2,002)

Preferred stock charges (non cash):
     Preferred dividends                                             (2,456)       (2,858)
     Amortization of preferred stock discount                          (121)         (186)
                                                                 ----------    ----------
Net loss applicable to common stockholders                          ($6,950)      ($5,046)
                                                                 ==========    ==========

Basic and diluted net loss per common stock                          ($3.34)       ($2.40)
                                                                 ==========    ==========

See accompanying notes to condensed financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                     Nine months ended
                                                                 ========================
                                                                  Mar. 27,      Mar. 28,
                                                                    1999          1998
                                                                 ==========    ==========
Net sales:
     Service                                                     $   94,990    $   77,727
     Product                                                        117,087        89,632
                                                                 ----------    ----------
                                                                    212,077       167,359
Cost of sales:
     Service                                                         69,924        58,143
     Product                                                         96,289        72,151
     Plant closing                                                    1,589
                                                                 ----------    ----------
                                                                    167,802       130,294
                                                                 ----------    ----------
Gross profit                                                         44,275        37,065

Selling and administrative expense                                   38,688        27,571
Other expense                                                           552           174
                                                                 ----------    ----------
                                                                     40,829        27,745
                                                                 ----------    ----------
Operating income                                                      5,035         9,320

Debt expense:
     Interest expense (Includes non cash interest on preferred
         stock of $5,231 and $2,564, respectively)                   18,179        13,678
     Amortization of debt expense                                       795           433
     Interest income                                                    (27)            4
                                                                 ----------    ----------
                                                                     18,947        14,115

                                                                 ----------    ----------
Loss before income taxes and preferred stock charges                (13,912)       (4,795)


Provision for income taxes                                               47            73
                                                                 ----------    ----------
Net loss before preferred stock charges                             (13,959)       (4,868)

Preferred stock charges (non cash):
     Preferred dividends                                             (7,424)       (7,924)
     Amortization of preferred stock discount                          (342)         (558)
                                                                 ----------    ----------
Net loss applicable to common stockholders                         ($21,725)     ($13,350)
                                                                 ==========    ==========

Basic and diluted net loss per common stock                         ($10.45)       ($6.35)
                                                                 ==========    ==========

See accompanying notes to condensed financial statements.

                                   MOSLER INC.
       CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
                        NINE MONTHS ENDED MARCH 27, 1999
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                 Redemption
                                                         Common                    Value of    Accumulated
                                                         Stock                      Common        Other
                                                        $.10 Par   Accumulated    Stock held  Comprehensive    Treasury
                                                         Value       Deficit        by ESOP       Loss           Stock       Total
                                                        ----------------------------------------------------------------------------

Balance at June 27, 1998                                   $254     ($176,970)        ($362)     ($1,378)      ($4,479)    $182,935
     Net loss before preferred stock charges                          (13,959)                                              (13,959)
     Amortization of Series D preferred stock discount                   (342)                                                 (342)
     Dividends on Series D preferred stock                             (2,519)                                               (2,519)
     Dividends on Series C preferred stock                             (4,905)                                               (4,905)
     Foreign currency translation adjustment                                                        (130)                      (130)
     Repurchase of ESOP common shares                                                                              (18)         (18)

                                                        ----------------------------------------------------------------------------
Balance at March 27, 1999                                  $254     ($198,695)        ($362)     ($1,508)      ($4,497)    $204,808
                                                        ============================================================================

            See accompanying notes to condensed financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Nine months ended
                                                       ========================
                                                         Mar. 27,      Mar. 28,
                                                          1999          1998
                                                       ==========    ==========

Net loss                                               $  (13,959)   $   (4,868)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
     Depreciation                                           1,871         1,937
     Amortization                                           5,216         4,967
     Loss on disposal of facilities                          (479)
     Interest paid in shares of preferred stock             5,231         2,564
     Provision for doubtful accounts                            4            75
     Decrease (increase) in:
        Accounts receivable                               (14,095)       (2,728)
        Inventories                                        (2,510)          190
        Other current assets                               (1,952)       (1,887)
     Increase (decrease ) in:
        Accounts payable                                    2,684        (2,873)
        Accrued liabilities                                (1,480)       (1,037)
        Unearned revenue                                    3,230          (513)
        Income taxes payable                                   12             4
                                                       ----------    ----------
     Net cash used in operating activities                (15,748)       (4,648)

Cash flows from investing activities:
     Proceeds from sale of property and equipment                           607
     Purchase of net assets and business of LeFebure      (34,000)
     Capital expenditures                                  (2,656)       (1,076)
     Decrease in other assets                                 (97)          858
                                                       ----------    ----------
          Net cash (used in) provided by investing
            activities                                    (36,753)          389

Cash flows from financing activities

     Purchase of ESOP stock                                (2,163)       (2,008)
     Net proceeds from revolving line of credit            56,309         6,997
     Principal payment on long-term debt                   (1,624)         (750)
                                                       ----------    ----------
          Net cash provided by financing activities        52,522         4,239
Effect of exchange rate changes on cash                      (130)          (68)
                                                       ----------    ----------
Net decrease in cash and cash equivalents                    (109)          (88)

Cash and cash equivalents at beginning of period              537           389
                                                       ----------    ----------
Cash and cash equivalents at end of period             $      428    $      301
                                                       ==========    ==========

See accompanying notes to condensed financial statements.

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 27, 1999, and the results of operations for the three months and nine months ended March 27, 1999 and March 28, 1998 and the cash flows for the nine months ended March 27, 1999 and March 28, 1998. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 27, 1998 has been derived from the audited consolidated financial statements of the Registrant. The results of operations for the three months and nine months ended March 27, 1999 and March 28, 1998 and cash flows for the nine months ended March 27, 1999 and March 28, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 27, 1998, included in the Registrant's Annual Report on Form 10-K.


2.   ACQUISITION
     -----------

     On October 9, 1998, the Company acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure Division of De La Rue Cash Systems Inc. ("LeFebure") for approximately $34 million. LeFebure specializes in the manufacture, distribution and service of security equipment for financial institutions. The acquisition of LeFebure has been accounted for by the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $12 million which is being amortized over a period of 15 years. The acquisition agreement also provided for an additional payment of $1.1 million based on adjusted working capital levels at the date of acquisition The final allocation of the purchase price of LeFebure will be determined once all valuations and studies have been completed. LeFebure's operating results are included in the Company's consolidated statements of operations beginning on October 9, 1998.

     The unaudited consolidated results of operations for the nine months ended March 27, 1999 on a pro forma basis as though LeFebure had been acquired as of June 28, 1998 are as follows ($000's except per share amount):

                                           Nine Months Ended
                                             March 27, 1999
                                             --------------
     Net sales                                 $247,426
     Net loss                                   (16,851)
     Net loss per share                           (8.11)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the LeFebure acquisition been consummated as of the above date, nor are they indicative of future operating results.


3.   INVENTORIES
     -----------

     The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     The components of inventories are as follows:

                                                                    March 27,           June  27,
                                                                      1999               1998
                                                                      ----               ----
                                                                             (in thousands)
                                                                             --------------
       Finished products and service                                 $35,634           $23,342
       Products in Process                                             1,075             2,031
       Raw materials                                                   9,339             2,698
       Less Allowance                                                 (9,181)           (4,888)
                                                                     -------           -------
          Total                                                      $36,867           $23,183
                                                                     =======           =======


4.   NET LOSS PER COMMON SHARE
     -------------------------

     Net loss per common share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of common shares for the nine-month period of fiscal 1999 is 2,077,780 as compared to 2,100,823 shares for the same period of fiscal 1998.

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

     Management believes that it has meritorious defenses to the adjustment proposed by the IRS and that the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The significance of this matter on the Company's future operating results depends on the level of future results of operations as well as on the timing and amount of the ultimate outcome. On December 9, 1994 and October 6, 1995, the Company filed a protest to the proposed adjustments of the IRS for the tax years ended June 1988 through June 1993. An informal initial conference with the Northeast Region office of the Internal Revenue Service was held on March 6, 1996. As a result of this meeting, letters were issued on April 10, 1996 and April 29, 1996, from the Internal Revenue Service Appeal Officer requesting additional information on several issues. On February 10, 1998 the Company met with the Internal Revenue Appeals Officer to provide additional information to support its position and to attempt to resolve the matter. No resolution was reached, and subsequent to that meeting the Company received a Final Deficiency Notice from the IRS. The Company filed an appeal with the U.S. Tax Court on July 13, 1998 of the statutory Notice of Deficiency. On April 8, 1999 the Tax Court notified the Company that it has set a trial date of September 13, 1999. The Tax Court also instructed the Company and the IRS prosecuting attorney's to initiate settlement discussions in the hopes of reaching a settlement prior to the court date. The Company intends to comply with that instruction. The Company maintains its position that it has a meritorious defense to the adjustment, proposed by the IRS.

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


6.   ACCOUNTING PRONOUNCEMENTS
     -------------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes was required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted this standard in the first quarter of fiscal 1999.

     The Company currently records as other comprehensive income the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations as well as the change in the excess of additional pension liability over unrecognized prior service cost. Comprehensive net loss for the first nine months of fiscal 1999 and 1998 was ($14,089,000) and ($4,936,000), respectively.

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

     SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," was issued February 1998 and is effective for financial statements for periods beginning after December 15, 1997. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosure. Adoption of this new standard may result in additional financial statement disclosure.

                                   MOSLER INC.


ITEM 2
------

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


RESULTS OF OPERATIONS:
----------------------

THREE MONTHS ENDED MARCH 27, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 28,
------------------------------------------------------------------------------
1998
----

SALES
-----

The Company's sales increased during the three months ended March 27, 1999 by 36.5% to $75.8 million from $55.5 million. Service sales increased by 40.1% to $36.1 million from $25.8 million and product sales increased by 33.4% to $39.7 million from $29.7 for the three months ended March 27, 1999 as compared to the three months ended March 28, 1998. Electronic Security Systems sales increased 73.2% and Physical Security Systems sales increased by 8.2%. The increases are mainly attributed to the acquisition of LeFebure in October 1998.


GROSS PROFIT
------------

Gross profit for the three months ended March 27, 1999 increased by 43.6% to $17.5 million from $12.2 million for the same period in the prior year. Gross profit as a percentage of sales increased to 23.0% from 21.8% for the three months ended March 27, 1999.

SELLING AND ADMINISTRATIVE EXPENSE
----------------------------------

Selling and administrative expense increased in the three months ended March 27, 1999 by 49.6% to $14.6 million from $9.8 million. The increase is a result of the purchase of LeFebure. Selling and administrative expense as a percentage of sales increased to 19.2% from 17.5%.


OPERATING INCOME
----------------

The Company's operating income for the three months ended March 27, 1999 of $2.6 million is $.1 million less than for the three months ended March 28, 1998. Included in operating income were transition costs associated with the acquisition of LeFebure amounting to $6.0 million.


DEBT EXPENSE
------------

Debt expense increased for the three months ended March 27, 1999 by 50.0% to $7.0 million from $4.7 million for the same period in the prior year. The increase was due to the interest on the additional debt required to purchase LeFebure.


NET LOSS
--------

Net loss before preferred stock charges increased $2.4 million for the three months ended March 27, 1999 to $4.4 million as compared to a net loss of $2.0 million for the three months ended March 28, 1998.


NINE MONTHS ENDED MARCH 27, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 28,
----------------------------------------------------------------------------
1998.
-----


SALES
-----

The Company's sales increased by 26.7% during the nine months ended March 27, 1999 to $212.0 million from $167.4 million for the same period in fiscal 1998.

Service sales increased 22.2% to $95.0 million from $77.7 million. The increase relates to the acquisition of LeFebure.

Product sales increased by 30.6% to $117.1 million for the nine months ended March 27, 1999 from $89.6 million for the same period in the prior year. Electronic Security Sales increased by 55.5% in the period. The increase relates to revenues from the Port Authority project and from a retrofit of currency handling equipment to meet the new twenty-dollar bill requirements. The acquisition of LeFebure also contributed to the increased revenues. Physical Security System sales increased 17.6% during the first nine months of fiscal 1999. The increase is principally attributable to the LeFebure acquisition.


GROSS PROFIT
------------

Gross profit increased during the nine months ended March 27, 1999 by 19.4% to $44.3 million from $37.1 million for the nine months ended March 28, 1998. Gross profit as a percentage of sales decreased to 20.8% from 22.1%. The decrease relates to transition costs associated with the LeFebure acquisition. Additionally, included in gross profit was a one-time charge of $1.6 million associated with the closing of the Company's Wayne, NJ manufacturing facility, primarily severance and fixed asset write-offs. The Company will outsource the manufacturing of certain products produced in Wayne, while the remainder will be produced in its newly acquired Mexico, MO manufacturing plant. The Wayne facility was closed during the Company's third quarter of fiscal 1999.


SELLING AND ADMINISTRATIVE EXPENSE
----------------------------------

Selling and Administrative expenses increased by 39.6% to $38.7 million from $27.6 million for the same nine-month period ending March 27, 1999. The increase relates to the acquisition of LeFebure in October 1998.


OPERATING INCOME
----------------

The Company's operating income for the nine months ended March 27, 1999 of $5.0 million is $4.3 million less than the nine months ended March 28, 1998. Included in operating income was a one-time charge of $1.6 million associated with the future closing of the Company's Wayne, NJ manufacturing facility. The Company will outsource the manufacturing of certain products produced in Wayne, while the remainder will be produced by its newly acquired Mexico, MO manufacturing plant. The Wayne facility was closed during the Company's third quarter of fiscal 1999. Also, included in operating income were transition costs associated with the acquisition of LeFebure amounting to $6.0 million.


DEBT EXPENSE
------------

Debt expense for the nine months ended March 27, 1999 increased by 34.2 % to $18.9 million from $14.1 million for the same period of the prior year. The increase was due to the interest on the additional funds required to purchase LeFebure.


NET LOSS
--------

Net loss before preferred stock charges increased by $9.1 million for the nine months ended March 27, 1999 to $14.0 million from $4.9.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As more fully described in Item I, Note 2, the Company on October 9, 1998 acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure division of De La Rue Cash Systems Inc. and De La Rue Systems Americas Corporation. Coincident with the acquisition the Company entered into a Financing Agreement with a group of lenders, led by Fleet National Bank, to finance the acquisition and to provide working capital for operations. Under the terms of the Financing Agreement, a Credit facility was established at $85.0 million. The Company also agreed to certain financial covenants. The Company believes that this facility will provide adequate financial resources for its operations. Borrowing under the credit facility bears interest at LIBOR plus 2.625% or at the prime lending rate plus 1.625%.

Cash used by operating activities was $15.7 million for the nine months ended March 27, 1999 as compared to $4.6 million for the same period of fiscal 1998 for an unfavorable change of $11.1 million.

The Company's capital expenditures were $2.7 million for the first nine months 1999 as compared to $1.1 million in the previous year. The Company anticipates capital expenditure for fiscal 1999 will be approximately $3.5 million. These amounts do not include the actual assets purchased for LeFebure.

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.


YEAR 2000 DISCLOSURE
--------------------

The Company is substantially complete with the process of conducting a comprehensive review of its key internal financial, information and operational systems to identify the systems that could be materially affected by the Year 2000 issue. The Company will be making appropriate modifications and conducting compliance testing on these systems. The Company believes that with modifications to, or replacement of, existing systems, the Year 2000 issue will not pose significant operating problems. The Company will complete all known modifications or replacements prior to December 31,1999. The total expenditure for the modification to, or replacement of the existing systems is presently estimated to be approximately $2.5 million. As of March 27, 1999 the Company had spent approximately $2.2 million. Although the Company feels its efforts will be successful, the Company makes no assurances as to the projects ultimate cost and completion date. As such the Company has developed certain contingency, plans that will enable the Company to continue to operate. The plans include, but are not limited to, continued utilization of existing systems complemented by certain manual approaches.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                   Exhibit 27.1 Financial Data Schedule

         (b)       Reports on Form 8-K

                   There was no Form 8-K filed during the three months ended March 27, 1999.

                                   MOSLER INC.




                                    SIGNATURE






Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   Mosler Inc.
                                  (Registrant)












Date:  May 10, 1999                         /s/ Thomas J. Bell
                                            ------------------------------------
                                                Thomas J. Bell
                                                Chief Financial Officer