Form 10-Q/A
period 1999-03-27
MOSLER INC
filed 1999-05-20
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q/A


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


OPERATING INCOME
----------------


The Company's operating income for the three months ended March 27, 1999 of $2.6 million is $.1 million less than for the three months ended March 28, 1998. Included in operating income were transition costs associated with the acquisition of LeFebure amounting to $1.8 million.



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







                                   Mosler Inc.
                                  (Registrant)












Date:  May 19, 1999                         /s/ Thomas J. Bell
                                            ------------------------------------
                                                Thomas J. Bell
                                                Chief Financial Officer