Form 10-K405
period 1999-06-25
MOSLER INC
filed 1999-10-01
CIK 792851

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    JUNE 25, 1999
                          ------------------------------------------------------

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number                   33-67908
                       ----------------------------------------

                                   MOSLER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                           31-1172814
(State or other jurisdiction of       ------------------------------------
incorporation or organization)        (I.R.S. Employer Identification No.)

8509 BERK BOULEVARD
HAMILTON, OHIO                                      45015-2213
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

(513) 870-1900
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
    None

Securities registered pursuant to Section 12(g) of the Act:
    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no market for the Company's common stock.

Common Stock, $0.10 Par Value     2,239,823.8622  shares as of September 7, 1997
--------------------------------------------------------------------------------

                                   Mosler Inc.
                       Index to Annual Report on Form 10-K


Part I                                                                               Page
Item  1           Business                                                           3-14
Item  2           Properties                                                           15
Item  3           Legal Proceedings                                                    16
Item  4           Submission of Matters to a Vote of Security Holders                  17



Part II

Item  5           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                  18
Item  6           Selected Financial Data                                           19-20
Item  7           Management Discussion and Analysis                                22-34
Item  7a          Quantitative & Qualitative Disclosures About Market Risk             35
Item  8           Financial Statement and Supplementary Data                           36
Item  9           Changes in and Disagreement with Accountants
                  on Accounting and Financial Disclosures                              37



Part III

Item 10           Directors and Executive Officers of the Registrant                38,39
Item 11           Executive Compensation                                            40-44
Item 12           Security Ownership of Certain Beneficial Owners and Management       45
Item 13           Certain Relationships and Related Transactions                       46



Part IV

Item 14           Exhibits, Financial Statement Schedule, and Reports on Form 8-K   47-50

                  Signatures                                                           51

                                     PART I
ITEM 1 - BUSINESS
                                   THE COMPANY

Mosler Inc. (the "Company" or "Mosler") is a major provider and servicer of security systems and product. The Company manufactures, markets, installs and services security systems and products used by financial institutions and other commercial and industrial entities. Founded in 1867, the Company's business historically was based on the manufacture and sale of vaults, safes and other physical security products. In recent years, the service of such products and the manufacture, marketing, installation and service of electronic security systems has become increasingly important to the Company. The Company estimates that during fiscal year 1999 approximately 54% of its gross profit was generated through the repair and service of security systems and products provided by the Company and others. The Company currently manufactures and sells electronic security systems, access control systems, CCTV systems, burglar alarms, currency handling equipment, drive-in banking systems, modular vaults, vault doors, security containers and safes.

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

On October 9, 1998, the Company acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure Division of De La Rue Cash Systems, Inc. ("LeFebure") for approximately $39.2 million. Like Mosler, LeFebure specialized in the manufacture, distribution and service of security equipment. Unlike Mosler, the majority of LeFebure business was with financial institutions, with a minimal amount of business with other commercial and government entities. LeFebure's operating results are included in the Company's consolidated financial statements of operations beginning on October 9, 1998.

As of the date hereof, affiliates of Kelso own approximately 62.5% of the common stock of the Company. The remaining common stock is owned by management, directors and employees of the Company (including shares held in the Company's 401(k) Savings Plan for their benefit, and the Company's ESOP).

The Company's principal executive offices are located 8509 Berk Boulevard, Hamilton, Ohio 45015 and its telephone number is (513) 870-1900.

                                    BUSINESS
GENERAL

Mosler's broad array of security systems and products includes its proprietary COMSEC/Invisicom monitoring system, which incorporates multi-point alarm, CCTV monitoring, and access control and permits a customer with multiple branch locations to report security data to a central location without interfering with the customer's data processing network; the Autobanker drive-in banking system, which delivers transactions efficiently via pneumatic tubes; a microprocessor controlled currency handling system, which improves productivity through high speed counting, sorting, bill facing and counterfeit detection; and bullet resistant teller protection windows and counters. As part of its strategy to expand its electronic security business, Mosler continues to develop and service technologically sophisticated electronic security products.

The Company built its reputation as a major provider and servicer of security systems and products by developing and marketing products to meet the demanding security requirements of commercial banks and other financial institutions. The Company believes that the technological expertise it has developed to meet the standards of financial institutions should provide it with competitive advantage as it continues to expand its sales in the commercial and industrial market.

The Company's service business has been a reliable source of cash flow. Approximately 42% of the Company's service revenues are derived from service agreements for providing ongoing maintenance. Although the majority of the Company's service revenues are derived from servicing products provided by the Company, the Company's service organization is equipped to handle the products of other manufacturers. The Company's 1,594 person service and sales organization operates through approximately 65 offices located throughout the country.

PRODUCTS

The Company's two primary products are physical security and electronic security systems.

The Company's operations can be divided into four general categories: service, electronic security systems, physical security products and international operations. The following table sets forth the Company's net sales from each of these four categories as a percentage of total net sales for each of the last three fiscal years:

                                                    Percentage of total net sales
                                                 -----------------------------------
                                                 1999           1998           1997
                                                 ----           ----           ----
Service                                          45.1%          46.0%          51.2%
Electronic security systems                      28.2%          22.3%          18.8%
Physical security products                       24.2%          27.6%          26.0%
International                                     2.7%           4.8%           4.4%
Elimination of interdivisional sales              (.2%)          (.7%)          (.4%)
                                                -----          -----          -----
Total                                           100.0%         100.0%         100.0%

SERVICE

The Company believes that the capabilities of its service organization significantly enhance the sale of its products. The Company services electronic security systems, remote drive-in systems and physical security products it produces, as well as products produced by other manufacturers. Service revenues accounted for approximately 45% of the Company's net sales for fiscal 1999.

During fiscal 1999 service agreement sales increased $11.0 million. Time and material sales increased $12.3 million. The increases in revenue for service agreements and for time and material are due to the acquisition of LeFebure. Approximately 41.6% of the Company's service revenues for fiscal 1999 were generated by services performed under service agreements. The Company offers various maintenance plans, ranging from plans that provide service only during business hours to plans that provide service at any time. Service plans generally require advance payment of a specified service fee. The remaining service revenues were generated by individual customer service calls for which the customer was charged for labor and materials.

The Company employs approximately 1300 field service personnel. A majority of the service personnel are located in the Company's 65 domestic offices. The Company maintains a fleet of 1271 service vehicles for use by its service personnel.

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

ELECTRONIC SECURITY SYSTEMS

The Company engineers and manufactures electronic security systems for both financial institutions and commercial and industrial customers. The Company also engineers and manufactures drive-up banking systems for financial institutions. Sales of electronic security systems accounted for approximately 28% of the Company's net sales for the year ended June 25, 1999.

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

During fiscal 1996 the Company acquired a minority interest in PACOM DATA PTY. (PACOM) Ltd. of Sydney, Australia, a supplier of the Company. PACOM is a world leader in highly advanced security communications, networking and systems development. In 1998 PACOM was acquired by Bell Security Limited (Bell), Hertfordshire, Great Britain in a transaction through which 100% of PACOM's common shares were exchanged for common shares of Bell. After the transaction, Mosler held a 5% interest in Bell, 30% of which was sold in the fourth quarter of 1999, for a gain of approximately $1.1 million, leaving the Company with a 3.5% interest in Bell.

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

PHYSICAL SECURITY PRODUCTS
The Company engineers, purchases and manufactures modular vaults, vault doors, night depositories, safe-deposit boxes, drive-in windows and counter systems for financial institutions. The Company also provides drive-in and walk-up transaction systems for financial institutions, including equipment permitting sight-and-sound communications between tellers and customers and customer identification. The Company also engineers and manufactures money and record safes and insulated vault doors for financial institutions, United States government agencies and contractors and other commercial and industrial customers. Sales of physical security products accounted for approximately 24% of the Company's net sales for the year ended June 25, 1999.

The Company closed its Hamilton, Ohio manufacturing facility on April 2, 1996. The plant closing is part of the Company's ongoing efforts intended to improve its competitive position in the industry. The product lines that had been manufactured at the Hamilton, Ohio plant were transferred to other Company facilities or built to the Company's specifications by other manufacturing companies. The plant closing and related shutdown expenses resulted in a pretax charge of approximately $3 million.


The Company closed its Buffalo, New York manufacturing facility on August 1, 1997. The plant closing is part of the Company's ongoing efforts to improve cost efficiencies. The product lines that had been manufactured at the Buffalo, New York plant were transferred to another manufacturer who will build the product to the Company's specifications. The plant closing and related shut down expenses resulted in a pretax charge of approximately $.6 million.

On January 31, 1999 the Company closed its leased Wayne, New Jersey facility and outsourced this production. In connection with this shut down, the Company took a one-time restructuring charge of approximately $1.8 million related primarily to severance and fixed asset write-offs. For additional information see Note 1 to the Consolidated Financial Statements.

On August 23, 1999 the Company announced that the Mexico, Missouri location, a property acquired as part of the acquisition of the LeFebure Division (LeFebure) of De La Rue Cash Systems, Inc., will be closed. The Company plans to move certain of the production of the facility to other Mosler locations while outsourcing the remainder. Although final studies and estimates have not been completed, the Company expects to incur plant closing costs of approximately $2.0 million of which approximately $1.6 million will be allocated to the purchase price of LeFebure.

The Company believes that it is the largest provider of Government Containers in the United States. Government Containers are secured file drawers, used by United States government agencies, including branches of the United States armed forces, to protect documents, weapons and other materials from espionage, theft and destruction. The Company also sells its Government Containers to government contractors. United States sales to government agencies and contractors accounted for approximately 2.6%, 4%, and 4.6% of the Company's net sales in fiscal years 1999, 1998 and 1997 respectively. Due to increased competition in the physical security product market and anticipated defense and federal government budget levels, the Company does not anticipate any significant future growth in sales to government agencies and contractors.

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

INTERNATIONAL

The Company markets security products primarily to customers in Mexico, Canada, the Caribbean basin, South America and the Far East. The Company's international sales accounted for approximately 2.7% of the Company's total net sales for fiscal 1999. The Company maintains direct sales and service offices in Mexico, Canada and the Caribbean and a manufacturing facility for physical security products in Mexico. The Company has also entered into agreements with licensees in Indonesia and the Philippines pursuant to which the licensees are authorized to manufacture and sell certain of the Company's products in accordance with designs, specification and quality standards established by the Company in exchange for the payment of specified fees and royalties. The Company markets products in other international locations through independent dealers. Due to high transportation costs, the Company exports only a limited number of physical security products from its facilities in the United States.

In July of 1998 the Company entered into a joint venture with three other companies for the purposes of distributing products for China. Although the company holds a minority position in the joint venture it has been approved to supply technical and management expertise.

For financial information about the Company's international operations, see Note 15 to the Consolidated Financial Statements.

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

The Company estimates that the revenues generated from initial security product sales to a new limited branch and in connection with a branch renovation are approximately 25% and 50%, respectively, of the revenues generated from initial security product sales to a new full service branch. However, the first half of 1998 saw this trend reversing back towards full service branches, a move that has continued and has positively impacted the Company's sales and results of operations.

In addition, the acquisition of LeFebure has enhanced Mosler's position in the financial institution market, since all of LeFebure's significant customers were banks.

As part of its strategy to expand its presence in the commercial and industrial markets, the Company is attempting to expand sales of its electronic security systems (including access control systems) to commercial and industrial facilities for use in retail chain stores and office and other commercial buildings. The Company has installed integrated electronic security systems at American Honda, Oracle and United Healthcare and continues to provided electronic security systems to K-Mart and J.C. Penney retail chains. In 1998, the Company entered into a contract to supply an integrated access control system to the New York and New Jersey Port Authority, which will be completed in fiscal 2000. Mosler is pursuing the segment of the commercial and industrial electronic security market in which customers have a requirement for a high level of security. Included in this segment are technology firms, brokerage firms, retail chains with large stores, defense contractors, museums and universities. The Company expects access control and CCTV to be a major source of growth in the commercial and industrial electronic security business.

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

COMPETITION

The Company is subject to competition in the sale and service of physical security products and electronic security systems. Price and service are the principal methods of competition for physical security product sales in the financial institution market. The Company is one of the largest providers of physical security products for financial institutions. The Company's principal competitor in this market is Diebold, Inc., Canton, Ohio. The financial institutions market is also shared by a number of smaller regional and national manufacturers. The Company has experienced significantly greater competition in the commercial and industrial sector for its physical security products and electronic security systems than in the financial institution market.

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

TRADEMARKS AND PATENTS

The Company's principal trademark is the "Mosler" name. The Company has been doing business under the Mosler name since 1867 and has developed a reputation as a major supplier of quality security products. The Company also has a number of other trademarks, including the names "COMSEC," "Invisicom," "Autobanker," "Magna" and "Dropository".

The Company holds patents for 30 security products, including certain remote transaction systems, vault doors, night depositories, locks and safe-deposit boxes. No patent or group of patents is, in the opinion of the Company's management, of material importance to its business.

BACKLOG

The Company's backlog of orders was approximately $39 million at June 25, 1999 compared with $40.6 million at June 27, 1998. The Company expects that substantially all of its backlog at June 25, 1999 will be shipped in the next 12 months. Except for certain long-term contracts, revenue from the sale of the Company's products, after provision for installation, is recognized when products to be installed for customer orders are shipped from the plants.

GOVERNMENT CONTRACTS

Approximately 2.6% of the Company's net sales in fiscal 1999 were made under contracts with United States government agencies or contractors. Most government contracts are subject to the provisions of the regulatory statutes applicable to government defense program contracts or subcontracts and contain standard terms, including provisions for price redetermination as well as termination for the convenience of the government. The Company's sales to United States government agencies and contractors are dependent upon the continued approval of its products by the GSA. The Company has been subject to governmental audits of costs under contracts with United States government agencies and contractors.

RESEARCH AND DEVELOPMENT

The Company conducts a research and development program for electronic security systems and physical security products. During fiscal 1999, the Company's research and development costs for electronic security systems and physical security products were $1.8 million and $.1 million, as compared to $1.2 million and $.1 million for such purposes in fiscal 1998.

ENVIRONMENTAL REGULATION

Certain of the Company's operations are subject to federal, state and local environmental laws and regulations. The Company believes that the Company is currently in material compliance with all environmental and pollution control laws applicable to the conduct of its business.

EMPLOYEES

At June 25, 1999, the Company employed 2,264 persons. Of this number 212 were employed in the manufacture of physical security products, 37 were employed in the manufacture of electronic security systems, 1,594 were employed in sales and service operations, 185 were employed in international operations and the remainder provided management, administrative and clerical support. Approximately 180 of the Company's employees are located outside the United States.

ITEM 2    PROPERTIES

The Company owns safe, vault doors, safe-deposit box, drive-up window and other physical security equipment manufacturing facilities in Franklinville, New York; Farmington and Mexico, Missouri; and Mexico City, Mexico. The Farmington, Missouri and Mexico, Missouri plants were acquired from LeFebure. The Company announced the closing of the Mexico, Missouri facility on August, 23, 1999. The closing is scheduled to be completed no later than the end of the Company's third fiscal quarter in 2000. Certain of the production will be placed in other Company manufacturing facilities and the remainder will be outsourced. The Company closed its leased Wayne, New Jersey facility in January, 1999. A research and development facility for electronic security is leased in Northridge, California. Warehousing facilities for these products are maintained at the above locations. The Company's headquarters is located in Hamilton, Ohio, as is a training and educational center for the Service Division.

The Company leases approximately 80 offices in various locations throughout the United States. These facilities are used for office, warehouse and servicing purposes. The lease terms range from one to seven years and many of the leases are renewable at the Company's option.

The Company believes that its properties are suitable to its business and have productive capacities adequate for its anticipated needs.

The Company leases and owns a fleet of 1271 service vehicles for use by its service representatives. The majority of the fleet is leased. The service vehicles consist of vans (approximately 62%), automobiles (approximately 1%), pick-ups and light duty trucks (approximately 34%), large installation trucks (approximately 1%) and trailers (approximately 2%). The Company replaces approximately one-third of the service vehicles each year.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 25, 1999.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's equity securities are not traded in any market. As of September 7, 1999, there were 126 holders of the Company's Common Stock. No dividends have been paid on the Company's Common Stock in the last four fiscal years.

The Company intends to utilize earnings to pay down debt and fund growth of its business and does not anticipate paying any cash dividends on its Common Stock. Under the various covenants in the Credit Agreement of October 9, 1998, as amended on September 15, 1999, between the Company and Fleet Bank as Administrative Agent and five other participating banks (the "Credit Agreement") the Company is limited in paying cash dividends on its Common Stock & Preferred Stock.

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         Fiscal Year Ended
                                                                         -----------------
                                             June 24, 1995  June 29, 1996  June 28, 1997  June 27, 1998  June 25, 1999
                                             -------------  -------------  -------------  -------------  -------------
                                                                      (dollars in thousands)
Consolidated Statement of Operations Data:
Net Sales                                      $ 216,913      $ 218,260      $ 208,583      $ 226,800      $ 301,743
Restructuring charges(1)                           2,989            581          1,824
Gross Profit                                      51,702         49,124         44,657         51,498         63,173
Selling and administrative expenses               37,915         36,493         39,378         37,599         55,593
Gain on termination of
post-retirement benefit plan                                                                   11,889
Gain on sale of securities                                                                                     1,094
Other (income) expenses                              (11)          (254)          (489)           153           (564)
Operating income                                  13,798         12,885          5,768         25,635          8,110
Net interest expense(2)                           17,021         18,267         18,850         20,856         25,839

Income (loss) before
income taxes, cumulative
effect of accounting change
and preferred stock charges                       (3,223)        (5,382)       (13,082)         4,779        (17,729)
Provision for income taxes                            59             65             73            149            958

Income (loss) before
cumulative effect of
accounting change and
preferred stock charges                           (3,282)        (5,447)       (13,155)         4,630        (18,687)

Cumulative effect of accounting change(3)                                        7,420
Net income (loss)                                 (3,282)        (5,447)        (5,735)         4,630        (18,687)
Preferred stock charges(4)                        (8,285)        (8,796)        (9,344)       (10,881)       (10,296)
Net loss applicable to common stockholders     ($ 11,567)     ($ 14,243)     ($ 15,079)     ($  6,251)     ($ 28,983)
Loss before cumulative effect
of accounting change per common share          ($   5.01)     ($   6.51)     ($  10.58)     ($   2.99)     ($  13.87)
Basic and diluted loss per common share        ($   5.01)     ($   6.51)     ($   7.09)     ($   2.99)     ($  13.87)

--------
(1) Includes costs for closing Hamilton, Ohio manufacturing plant of approximately $3.0 million in 1996, $581,000 in 1998 for the closing of the Buffalo, NY plant, and $1.8 million in 1999 for the closing of the Wayne, NJ plant.

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

(3) Includes cumulative effect of a change in the method of accounting for service van inventories in 1997.

(4) Includes dividends declared and paid on the Series C Preferred Stock, undeclared and unpaid dividends on the Series D Preferred Stock and amortization of discount on the Series D Preferred Stock. Excludes interest on accrued but unpaid dividends on the preferred stock. The Company has not paid any preferred dividends in cash since fiscal 1990.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                Fiscal Year Ended
                                                                                -----------------
                                                    June 24, 1995  June 29, 1996  June 28, 1997  June 27, 1998  June 25, 1999
                                                    -------------  -------------  -------------  -------------  -------------
                                                                            (dollars in thousands)
Consolidated Statement of Operations Data cont'd:
Consolidated Balance Sheet Data:
Total assets                                          $ 114,531      $ 109,125      $ 107,253      $ 106,296      $ 178,072
Long-term debt, including current portion               130,552        133,948        127,988        133,791        189,135
Redeemable preferred stock                               68,303         77,737         86,098         98,963        112,939
Total common stockholders' deficiency(5)               (148,622)      (162,866)      (176,465)      (182,935)      (208,637)




--------
5    Includes a reduction of $83.7 million attributable to the 1990 Transaction.

RESULTS OF OPERATIONS

The following table sets forth certain operating data of the Company for fiscal 1999, 1998 and 1997. The following table and discussion separates net sales and gross profit information for certain categories of the Company's products.

                                                                                 FISCAL YEAR ENDED
                                                                                 -----------------
                                                             June 25, 1999         June 27, 1998         June 28, 1997
                                                                              (Dollars in Thousands)
Net sales:
Service                                                        $  135,518            $  104,320            $ 106,880
Electronic security systems                                        85,311                50,466               39,332
Physical security products                                         73,374                62,610               54,388
International                                                       8,082                10,902                9,326
Elimination of interdivisional sales                                 (542)               (1,498)              (1,343)
                                                               ----------            ----------            ---------
                                                                  301,743               226,800              208,583
Gross profit:
Service                                                            34,663                26,838               25,653
Electronic security systems                                        14,831                 8,715                6,479
Physical security products                                         13,696                14,128               10,580
International                                                       1,807                 2,398                1,948
                                                               ----------            ----------            ---------
                                                                  *64,997               *52,079               44,657

Net interest expense                                               25,839                20,856               18,850
Net income (loss)                                               **(18,687)              **4,630               (5,735)


Change in Net Sales From Prior Periods:
Service                                                              30.7%                 -2.4%                 0.0%
Electronic security systems                                          69.0%                   .9%                -6.6%
Physical security products                                           17.2%                 43.3%                -8.9%
International                                                       -25.9%                 16.9%               -25.4%
Elimination of interdivisional sales                                 13.8%                 11.5%               -50.4%
Change in total net sales                                            33.4%                  8.7%                -4.4%


Operating data as a Percentage of Product
Net Sales:
Gross profit:
Service                                                              26.1%                 25.7%                24.0%
Electronic security systems                                          17.4%                 17.3%                15.6%
Physical security products                                           18.7%                 22.6%                21.2%
International                                                        22.4%                 22.0%                20.9%
Total gross profit                                                   21.8%                 23.0%                21.4%
Selling  and administrative expense                                  18.3%                 16.6%                18.9%
Operating income                                                      3.3%                  6.3%                 3.2%

* Does not include Buffalo plant closing cost of approximately $581,000 in 1998 or Wayne, NJ plant closing of approximately $1.8 million in 1999.

** Includes Buffalo restructuring cost of $581,000 and gain on termination of post retirement benefits $11.9 million in 1998 and Wayne, NJ restructuring cost of approximately $1.8 million in 1999.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the Company's industries, and its views about the long-term future of these industries and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for product and service, (ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) political and/or economic instability in foreign countries where the Company has operations or has suppliers who supply the Company, (v) an unexpected increase in interest rates, (vi) a shift in strength of the overall U.S. economy thereby possibly reducing purchases, and, (vii) failure to remedy in a timely manner any Year 2000 issues that might arise.

OVERVIEW

The Company is a major provider and servicer of security systems and products to financial institutions. While consolidation within the banking industry has reduced the pace of bank branch construction and intensified competition among providers of security products, the Company believes that consolidation has and will benefit its business because it creates additional demand both for physical security products as merged branches are remodeled and for electronic security products and services as merged banks continue to integrate and upgrade their electronic security systems. Additionally, the Company believes that its broad product line and technologically sophisticated service and sales organization, combined with its nationwide presence, position it to continue to be a preferred supplier as financial institutions consolidate. Further, the acquisition of LeFebure has strengthened the Company's position in the physical financial security portion of its business.

Historically, the Company has also generated significant revenues from the sale of Government Containers. Sales of Government Containers declined from fiscal 1988 to fiscal 1999 from $35.1 million to $7.8 million. The Company believes that the decline in these sales roughly parallels defense procurement spending. Although the Company does not expect the sale of Government Containers to be a source of revenue growth, the Company continues to take steps to make sales of Government Containers profitable at current sales levels.

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

FISCAL 1999 COMPARED WITH FISCAL 1998

NET SALES
The Company's sales increased during fiscal 1999 by 33.4% to $301.7 million from $226.8 million in fiscal 1998. The increase in sales was due primarily to the acquisition of LeFebure. Increased shipments of Physical Security products (excluding Government) were $11.3 million and Electronic Security Systems increased $34.8 million. During the same period sales of Government products declined by $0.6 million and International declined $2.8 million.

Service revenues increased in fiscal 1999 by $31.2 million to $135.5 million. The increase in service revenue is attributed to the increase in service contracts due to the LeFebure acquisition.

Sales of Electronic Security Systems increased by 69.1% to $85.3 million from $50.5 million. This increase can be attributed to higher sales of COMSEC, Alarms, CCTV and Currency Handling products, as well as Access Control Systems, including approximately $9 million attributable to the Company's contract with the Port Authority of New York. Further, these increases are partially attributable to the acquisition of LeFebure. In September, 1997, the Company entered into an agreement with Triton Systems, Inc. to sell, install and service Triton's 9600 series ATM. As part of the agreement with Triton, the Company became the preferred service provider for Triton's installed base of ATMs. In addition one of the Company's largest financial institution customers merged with another financial institution which led to electronic conversion sales in the acquired branches.

Sales of Physical Security products (excluding Government) increased by 21% to $65.6 million. This increase is attributed to increased sales of Vault Systems, Night Depositories, Drive In Systems, Financial Furniture and ATMs.

Sales of Government products decreased by 7.1% to $7.8 million from

$8.4 million. This decrease is attributed to a continued decline in defense procurement spending.

Sales of the Company's International operations decreased 25.9% to $8.1 million. Sales declines were experienced in Export markets and in Mexico and Canada, and were only partially offset by a sales increase in Puerto Rico.

GROSS PROFIT

Gross profit increased by 26.6% to $65.0 million from $52.1 million in fiscal 1998, before plant closing costs. Gross profit as a percentage of sales decreased to 21.8% for fiscal 1999 from 23.0% for fiscal 1998.

Gross profit from Service revenues increased during fiscal 1999 by 32.6% to $34.6 million from $26.8 million. Gross profit as a percentage of sales increased in fiscal 1999 to 26.1% from 25.7% in fiscal 1998.

Gross profit from the sale of Electronic Security Systems increased by 70.2% to $14.8 million from $8.7 million. Gross profit as a percentage of sales increased to 17.4% from 17.3% in 1998. The increase in gross profit was due mainly to an increase in volume, due to the purchase of LeFebure..

Gross profit from the sale of Physical Security products (excluding Government) decreased by 6.3% to $11.8 million from $12.6 million in fiscal 1998. Gross profit as a percentage of sales decreased to 18.0% from 23.3% in fiscal 1998. The decrease in gross profit was due mainly to higher overhead variances, partially offset by increased volume.

Gross Profit from the sale of Government products increased by 26.7% to $1.9 million from $1.5 million in fiscal 1998. Gross Profit as a percentage of sales increased to 24.6% from 18.0% in fiscal 1998. A decrease in product discounts and favorable product mix combined with lower variances and overhead costs resulted in this improvement.

Gross profit from the Company's International operations decreased by 24.6% to $1.8 million from $2.4 million for fiscal 1998. Gross profit as a percentage of sales increased to 22.4% from 22.0% in fiscal 1998. The decline in gross profit is due to a decrease in sales volume in Export, Mexico, and Canada, with a decline in margins in Export and Puerto Rico. These were partially offset by a higher gross margin in Canada and increased sales in Puerto Rico.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expenses increased by 65.9% to $55.6 million from $37.6 million in fiscal 1998. Selling and administrative expenses as a percentage of sales increased to 18.3% in fiscal 1999 from 16.6% in fiscal 1998. The increases in the percentage relates to transition costs associated with the acquisition of LeFebure.

OPERATING INCOME

The Company's operating income during fiscal 1999 decreased by 68.0% to $8.1 million from $25.6 million in fiscal 1998. Operating income as a percentage of sales decreased to 3.3% from 6.3% in fiscal 1998. Fiscal 1999 includes a charge of $1.8 million related to the closing of a plant and transition charges related to the acquisition of LeFebure of approximately $8.1 million. Included in operating income in fiscal 1998 was a gain on the termination of post-retirement benefits of $11.9 million, offset by a restructuring charge of $.6 million.

NET INTEREST EXPENSE

Net interest expense, including amortization of debt issuance costs, increased 24.3% to $25.8 million from $20.8 million in fiscal 1998. The increase relates to increased interest on a higher debt level under the Company's line of credit. The increased borrowings were used for the acquisition of LeFebure and for operating activities.

NET LOSS BEFORE PREFERRED STOCK CHARGES

Net loss before preferred stock charges decreased during fiscal 1999 to an $18.7 million loss from net income of $4.6 million in fiscal 1998. Included in the net loss of fiscal 1999 is a charge of approximately $8.1 million for transition costs related to the acquisition of LeFebure and plant closing costs of $1.8 million for Wayne, NJ. Included in the net income of fiscal 1998 is a one time favorable adjustment of $11.9 million due to discontinuance of the Company's medical and insurance benefit for retirees and an unfavorable adjustment of $.6 million for Buffalo, New York plant closing costs.

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

PLANT CLOSINGS - FISCAL YEARS 1999, 1998, AND 1997

In August, 1999 the Company announced its decision to shut down the Mexico, Missouri facility. This facility was acquired from LeFebure as part of the October 9, 1998 purchase. Although final studies and estimates have not been completed, the Company expects restructuring costs of approximately $2 million. The majority of these costs will be recorded as an adjustment to the purchase price of LeFebure.

In August of 1998 the Company announced it would shut down its leased Wayne, New Jersey Facility and outsource this production. In connection with this shut down, the Company took a restructuring charge of approximately $1.8 million related to severance and fixed asset write-offs. For additional information see
Note 1 to the Consolidated Financial Statements.

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

Sales of the Company's International operations increased by 17.2% to $10.9 million. Improved sales to the Mexico, Export and Puerto Rico markets were only partially offset by a sales decline in Canada.

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

Gross profit from the sale of Government products increased by 72.0% to $1.5 million from $.9 million in fiscal 1997. Gross profits as a percentage of sales increased to 18.0% from 9.0% in fiscal 1997. A decrease in product discounts and favorable product mix combined with lower variances and overhead costs resulted in this improvement.

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

NET INTEREST EXPENSE

Net interest expense, including amortization of debt issuance costs, increased 10.0% to $20.8 million from $18.9 million in fiscal 1997 The increase relates to increased interest on funds borrowed under the Company's line of credit. The increased borrowings were used to finance operating activities.

NET LOSS BEFORE PREFERRED STOCK CHARGES

Net loss before preferred stock charges increased during fiscal 1998 to $4.6 million from a net loss of $5.7 million in fiscal 1997. Included in the net income of fiscal 1998 was a one time favorable adjustment of $11.9 million due to discontinuance of the Company's medical and insurance benefit for retirees and an unfavorable adjustment of $.6 million for Buffalo, New York plant closing costs. Included in the net loss of fiscal 1997 was a one time adjustment of $7.4 million for the cumulative effect of a change in accounting method relating to the capitalization of the service van inventory.

LIQUIDITY AND CAPITAL RESOURCES

As more fully described in Item I, the Company on October 9, 1998 acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure division of De Le Rue Cash Systems Inc. and De La Rue Systems Americas Corporation. Coincident with the acquisition the Company entered into a Financing Agreement with a group of lenders, led by Fleet National Bank, to finance the acquisition and provide working capital for operations. Under the terms of the Financing Agreement, a Credit facility of $85 million was established. Effective September 15, 1999, this was increased to $90 million. The Company also agreed to certain financial covenants. The Company believes that this facility will provide adequate financial resources for its operations. Borrowing under the credit facility bears interest at LIBOR plus 2.65% or at the prime lending rate plus 1.625%.

Cash used by operating activities was $8.7 million for fiscal 1999 compared to cash used of $3.4 million in fiscal 1998. The decrease was due to increased working capital requirements generated by increased revenue.

The Company's unfinanced capital expenditures were $3.7 million for fiscal 1999 as compared to $1.5 million for fiscal 1998. Funds required for the Company's future capital expenditures will come from several sources, including operating cash flow, the Company's revolving credit facility and third-party financing to the extent permitted by the Company's debt instruments. The Company's operating plan for fiscal 2000 anticipates capital expenditures of $2.2 million.

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

The Company was in compliance with the financial covenants related to its line of credit and term loan .

CONTINGENCIES

The Internal Revenue Service (IRS) has conducted examinations of the Company's income tax returns for fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company has agreed to certain issues and has previously recorded a provision for additional income tax and interest. The IRS has issued deficiency notices on these issues related to 1) the allocation of the Company's purchase price of assets from American Standard and
2) the value of the Company's Series C preferred stock contributed to its ESOP.

The Company allocated approximately $70 million of the purchase price of assets from American Standard to intangible assets which are being amortized over a period of generally 14 years. The IRS proposes to reduce this allocation to approximately $45 million and increase the amortization period to generally 17 years.

In 1990 and 1993, the Company contributed to its ESOP, and claimed a tax deduction for, shares of Series C preferred stock having a value aggregating approximately $9.6 million. The IRS proposes to reduce this value to approximately $7.1 million.

In September 1999, the Company agreed to settle these issues with the IRS. Under the terms of the settlement, the Company will pay additional taxes of approximately $576,000 along with related interest. The Company will also, for tax purposes, reduce the allocated value of its intangibles to $45 million and increase the amortization period to 17 years.

The Company has recorded a provision for the additional tax and interest it expects to pay in the accompanying financial statements. Management believes that the payment of this additional tax and interest effectively resolves the matter.

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

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for the Company's 1999 fiscal year. Reclassification of financial statements for earlier periods provided for comparative purposes was required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard resulted in additional financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for the Company's 1999 fiscal year. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this new standard resulted in additional financial statement disclosures.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in February 1998 and is effective for the Company's 1999 fiscal year. Disclosures for earlier periods provided for comparative purposes was required. The statement revises employers' disclosures about pension and other post-retirement benefit plans. Adoption of this new standard resulted in additional financial statement disclosures.

YEAR 2000

The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which would result in miscalculations or system failures.

The Company's major computer systems consist of third-party software. The conclusion of the Company's research is that the latest existing releases of this software contain the necessary changes to correct any significant Year 2000 problems. As a matter of ongoing policy, in order to assure continuing contractual vendor support, the Company promptly installs and implements new releases of third-party software. To date, the Company has implemented third-party releases that it believes are Year 2000 compliant for substantially all of its software. The Company has spent approximately $1.6 million on these releases during 1999, which amounts were planned expenditures irrespective of any Year 2000 issues. The Company has tested and has further plans to test its software for compliance. Costs of addressing potential problems have not and are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

The Company's compliance plan includes review of Year 2000 readiness of its major manufacturing equipment, products, suppliers, and customers. The Company has no Electronic Data Interchange (EDI) interfaces with either its customers or vendors. To date, the Company has not discovered any significant Year 2000 issues in these areas and does not anticipate any significant problems.

Therefore, the Company has not developed specific contingency plans in preparation for the year 2000. As the Company continues to evaluate and test its readiness for the year 2000, the Company will assess whether there are any specific areas where a contingency plan could help alleviate possible adverse effects from the year 2000. If so, the Company will develop contingency plans in those areas prior to the end of 1999. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

The most likely Year 2000 problems that the Company may face appear to arise from the possible noncompliance of third parties. Possible difficulties could arise in receiving materials from suppliers or from failures in the operation of the Company's customers. The Company has documented and confirmed (in writing) Y2K compliance of the services and products provided to Mosler by our vendors. In addition, in the event that the Year 2000 would cause widespread loss of power or other utilities in areas where the Company, its suppliers or customers operate, the Company's business and operations could be disrupted. Such events could have a material adverse impact on the Company.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt.

At June 25, 1999, the carrying value of the Company's debt totaled $189 million. Approximately $74 million was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $.7 million. The Company has limited its risk related to interest rate increases by purchasing an interest rate cap as discussed in Note 6 to the Consolidated Financial Statements.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                Page
Report of Independent Auditors                                                                   F-1

Consolidated Balance Sheets as of June 25, 1999 and June 27, 1998                           F-3, F-4

Consolidated Statements of Operations for the years ended June 25, 1999
June 27, 1998 and June 28, 1997                                                                  F-5

Consolidated Statements of Common Stockholders' Deficiency for the years ended
June 25, 1999, June 27, 1998 and June 28, 1997 F-6

Consolidated Statements of Cash Flows for the years ended June 25, 1999,
June 27, 1998 and June 28 1997                                                                   F-7

Notes to Consolidated Financial Statements                                               F-8 to F-22

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the directors and executive officers of the Company as of June 25, 1999.

Name                       Age      Position                                   Position Since
----                       ---      --------                                   --------------
Michel Rapoport            57       Chief Executive Officer, President               1995
                                    and Director

Thomas J. Bell             53       Senior Vice President, Finance,                  1997
                                    Chief Financial Officer & Treasurer

S. Peter Fogg              52       Senior Vice President Installation,              1998
                                    and Service

Alfred R. Rabasca          50       Senior Vice President, Human Resources           1981

Ronald L. Watson           53       Senior Vice President, Sales and Marketing       1997

Pamela S. Meyers           48       General Counsel and Secretary                    1998

William A. Marquard        79       Director                                         1986

Thomas R. Wall, IV         41       Director                                         1990

Robert A. Young, III       58       Director                                         1988


Mr. Rapoport was elected President and Chief Executive Officer in March 1995. Mr. Rapoport was formerly Vice President, Pitney Bowes International and Chairman, Pitney Bowes France since 1986.

Mr. Bell was appointed Senior Vice President, Chief Financial Officer and Treasurer in October of 1997. Mr. Bell has been CEO and CFO of a number of companies in the restaurant and produce industry prior to joining Mosler and was formerly with Arthur Young & Company.

Mr. Fogg joined the Company in September 1998 as Vice President, Installation and Service. From May 1997 through September 1998, Mr. Fogg was Regional General Manager for the Northeast Region for Securitylink from Ameritech, and prior thereto, he was Regional General Manager for the New York metropolitan area for ADT Security Systems, Inc., both providers of electronic security systems.

Mr. Rabasca is currently Senior Vice President of Human Resources. Mr. Rabasca has held a variety of positions of increasing responsibility with Mosler since he joined Mosler in June of 1981.

Mr. Watson joined Mosler in November 1997 as Senior Vice President of Sales and Marketing. Mr. Watson has held various positions with Sensormatic electronics corporation prior to joining Mosler.

Ms. Meyers was elected General Counsel and Secretary of the Company in August 1998. She was Legal Counsel for Citizens Federal Bank, a federal savings bank, from December 1997 through August 1998, and prior thereto, she was Staff Vice President and Assistant General Counsel for American Premier Underwriters, Inc., a property and casualty insurer.

Mr. Marquard is Chairman of the Board of Arkansas Best Corporation, primarily engaged, through its motor carrier subsidiaries, in less-than truckload shipments of general commodities, Chairman Emeritus of American Standard Inc., a producer of air conditioning systems, bathroom and kitchen fixtures, and fittings, and braking systems for heavy trucks and buses, and a Director of Kelso, an investment banking firm. He is also a Director of Earthshell Container Corp., Earle M. Jorgensen Company, and Treadco, Inc.

Mr. Wall has been associated with Kelso since 1983, most recently as managing director. He is a director of AMF Bowling Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., IXL Enterprises, Inc., Mitchell Supreme Fuel company, Peebles, Inc., TransDigm Inc., 21st Century Newspaper, Inc.

Mr. Young has been a member of the Board of Directors of the Company since 1988. Mr. Young has been President since 1973 and Chief Executive Officer since 1988 of Arkansas Best Corporation. He is also Director of Arkansas Best Corporation and First National Bank of Ft. Smith, Arkansas.

ITEM 11   EXECUTIVE COMPENSATION

The following table discloses compensation paid by the Company for fiscal years, 1999, 1998, and 1997 to its chief executive officer and other executive officers whose compensation was in excess of $100,000 for fiscal 1999.

                                                Summary Compensation Table

                                       Fiscal              Annual       Compensation
Name and Principal Position             Year             Salary (1)     Bonus (2) (3)
                                                         ----------------------------
                                                           ($)                ($)
Michel Rapport                          1999             $380,003          $540,000
President and                           1998             $324,172          $ 66,330
Chief Executive Officer                 1997             $320,004          $165,000

Thomas J. Bell                          1999             $163,340          $ 40,000
Senior Vice President, Finance          1998(4)          $105,602

Al Rabasca                              1999             $115,168          $ 17,000
Senior Vice President                   1998             $103,941          $ 10,510
Human Resources                         1997             $ 90,675          $  5,000

Peter Fogg                              1999(5)          $103,048
Senior Vice President
Installation and Service

Ronald L. Watson                        1999             $166,672          $ 40,000
Senior Vice President                   1998(6)          $ 96,634
Sales and Marketing

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

(4)  Joined the Company in October 1997 as Chief Financial Officer.

(5) Joined the Company as Senior Vice President, Service and Installation in September 1998.

(6) Joined the Company as Senior Vice President, Sales and Marketing, in November 1997.

STOCK OPTION PLAN

On May 4, 1999, the Board of Directors adopted the Mosler Inc. Stock Incentive Plan ("the Plan"). The purpose of the Plan is to foster and promote the long-term financial success of the Company and its subsidiaries and materially increase stockholder value by (i) motivating superior performance by means of performance-related incentives, (ii) encouraging and providing for the acquisition of an ownership interest in the Company by officers and other key employees, and (iii) enabling the Company and its subsidiaries to attract and retain the services off an outstanding management team upon whose judgment, interest and special effort the successful conduct of its and their operations is largely dependent. The Plan requires that each employee selected for participation enter into a non competition and confidentiality agreement with the Company as a condition of participation. At the date hereof, there are 52 participants in the Plan.

The Plan provides for awards to key employees through (i) percentage participation in a performance pool established with respect to a performance period or (ii) the grant of stock options to purchase shares of Common Stock. In the former case, the Company credits to the performance pool the aggregate amount of incentive compensation, if any, accrued with respect to a performance period in respect of actual performance against pre-established EBITDA (as defined in the Plan) objectives. The Board of Directors has established an initial three-year performance period which extends from June 28, 1998 to June 30, 2001, subject to the performance objective that EBITDA must be at least $24 million for each fiscal year of such period, with the performance pool credited annually with an amount equal to 15% of the amount, if any, by which EBITDA for each year in the performance period exceeds $24 million.

The stock option portion of the Plan provides for the grant of stock options to key employees of the Company or its subsidiaries to purchase up to 300,000 shares of the Company's Common Stock at not less than 100% of the fair market value on the date of grant of shares covered by the options granted, with no option exercisable on or after the tenth anniversary of the date on which it is granted. Options awarded to a participant under the Plan shall be exercisable at such times and subject to such restrictions and conditions as specified in the applicable option agreement. The Board of Directors granted options on May 4, 1999 to purchase an aggregate of 200,000 shares at a purchase price per share of $2.40 per share, each designated an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

Prior to the adoption of the Mosler Inc. Stock Incentive Plan on May 4, 1999, the Company's stock option plan provided for the granting of options to purchase up to 160,000 shares of common stock. Options were granted with exercise prices and vesting schedules established by the Stock Option Committee of the Board of Directors, and expire ten years after grant. To date, the Company has granted options, with exercise prices of $10.00 per share, to purchase a total of 60,550 shares of common stock.

FISCAL 1999 YEAR-END OPTIONS VALUES

The following table provides information on the number of common shares underlying unexercised options held by the executive officers named on the Summary Compensation Table:

                                      Number of Underlying
                                           Unexercised                    Value of Unexercised
                                        Options at Fiscal               In-The-Money Options at
                                          1999 Year-End                   Fiscal 1999 Year-End
                                      --------------------                --------------------

Name                                Exercisable    Unexercisable       Exercisable   Unexercisable
Michel Rapoport                                       180,000                          $144,000
Thomas J. Bell                                         25,000                            20,000
Ronald L. Watson                                       15,000                            12,000
S. Peter Fogg                                          15,000                            12,000
Alfred R. Rabasca                                      10,000                             8,000
Pamela S. Meyers                                        5,000                             4,000


Options are exercisable at $2.40 per share. The Company common stock has been appraised as of June 25, 1999 at $3.20 per share.

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

Highest 5-Year                                              Years of Service
Average Compensation     5          10          15           20           25           30           35           40
--------------------   ------------------------------------------------------------------------------------------------
$100,000               $ 7,500     $15,000     $22,500     $ 30,000     $ 37,500     $ 45,000     $ 52,500     $ 60,000
$150,000                11,250      22,500      33,750       45,000       56,250       67,500       78,750       90,000
$200,000                15,000      30,000      45,000       60,000       75,000       90,000      105,060      120,000
$250,000                18,750      37,500      56,250       75,000       93,750      112,500      131,250      150,000
$300,000                22,500      45,000      67,500       90,000      112,500      135,000      157,500      180,000
$350,000                26,250      52,500      78,750      105,000      131,250      157,500      183,750      210,000

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

The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses. The Company estimates that its cash purchases from ESOP will be approximately $3.7 million in fiscal 2000, in order to fund payments to retired, terminated and deceased employees. In fiscal 1993, the trustee of the ESOP elected to defer participant distributions in substantially equal annual payments over a period of five years in order to minimize cash contributions by the Company to the ESOP.

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

EXECUTIVE SEVERANCE AGREEMENT

The Company entered into an employment agreement on February 13, 1996 with Michel Rapoport, President and Chief Executive Officer of the Company as of March 15, 1996. Pursuant to the agreement as amended, if Mr. Rapoport's employment is terminated because of his death, disability, change in control of the Company or is terminated without cause, he will receive one year's salary, the annual bonus he would have been entitled to receive for the fiscal year in which his employment is terminated and the portion of the long term incentive compensation attributable to the period employed by the Company.

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

The Compensation Committee of the Board of Directors (the "Committee") is composed of three independent, outside directors. The members of the Committee for fiscal 1999 were Messrs. Georgitsis, Marquard and Wall. The Committee had the overall responsibility of reviewing and recommending specific compensation levels for executive officers to the full Board of Directors. The Committee also receives and reports to the Board on Company programs for developing senior management personnel. Compensation decisions for fiscal 1999 followed the same pattern as fiscal 1998.

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

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information concerning ownership of equity securities of the Company as of August 6, 1999 by (I) Directors, (ii) Executive Officers named in the Summary Compensation Table, (iii) all Directors and Executive Officers as a group and (iv) all persons known by the Company to beneficially own more than 5% of each class.

                                                                           Series C                      Series D
                                              Common Stock                 Preferred Stock               Preferred Stock
                                              ------------                 ---------------               ---------------
                                              Shares                       Shares                        Shares
                                              Beneficially     Percent     Beneficially       Percent    Beneficially       Percent
                                              Owned (a)        of class    Owned (a)          of class   Owned (a)          of class
                                              ---------        --------    ---------          --------   ---------          --------
Name
------------------------------------
Michel Rapoport                                  66,666         3.0%
Thomas J. Bell                                    4,200         *
S. Peter Fogg                                    17,466         *
Alfred R. Rabasca                                11,232         *
Ronald L. Watson                                 14,583         *
William A. Marquard                              15,000         *
Robert A. Young III                               5,000         *
Thomas R. Wall IV (b)                         1,400,000        62.5%                                      126,208            64.9%
Directors and Executive Officers              1,542,063        68.8%                                      126,208            64.9%
 as a Group (9 persons)

Kelso Investment Associates II, L.P.                                                                       85,000            43.7%
Kelso Mosler Partners, L.P.                                                                                41,208            21.2%
Kelso Investment Assoc. IV, L.P.              1,330,000        59.4%
Kelso Equity Partners II, L.P.                   70,000         3.1%
Joseph S. Schuchert (b)                       1,400,000        62.5%                                      126,208            64.9%
Frank T. Nickell (b)                          1,400,000        62.5%                                      126,208            64.9%
George E. Matelich (b)                        1,400,000        62.5%                                      126,208            64.9%
Michael B. Goldberg (b)                       1,400,000        62.5%                                      126,208            64.9%
Frank K. Bynum, Jr. (b)                       1,400,000        62.5%                                      126,208            64.9%
Philip E. Berney (b)                          1,400,000        62.5%                                      126,208            64.9%
David I. Wahrhaftig (b)                       1,400,000        62.5%                                      126,208            64.9%

BancBoston Capital Inc.                          13,784         7.1%
Mosler Inc. Employee Stock Ownership Plan       155,670         7.0%        392,062            99.8%        6,673            3.4%

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

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

                                                                           Page
                                                                           ----
           1.  Financial Statements are included in pages                 F1-F23

           2.  Schedule II - Valuation and Qualifying Accounts                49



All other schedules have been omitted as they are not applicable, not required, or the information required thereby is set forth in the financial statements or the notes thereto.

           3.  Exhibits

                                    Description
                                    -----------

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

                   * 10.11 Agreement Plan of Merger and Plan of Reorganization between Kelso Mosler Acquisition, Inc. and Mosler Inc. dated May 1, 1990.

               ***** 10.12          Asset Purchase Agreement, executed October
                                    9, 1998 and dated as of September 30, 1998 by and among Mosler Inc., De La Rue Systems
                                    Americas Corporation and De La Rue Cash
                                    Systems Inc.

               ***** 10.13          Credit Agreement, dated October 9, 1998,
                                    among Mosler Inc. and the Lenders named
                                    therein.

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

*****    Incorporated by reference to Form 8-K filed on October 22, 1998.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed in the fourth quarter.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         1. THE REGISTRANT DID NOT SEND AN ANNUAL REPORT TO ITS SECURITY HOLDERS FOR FISCAL 1998.

           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES MOSLER INC.
                                 (In Thousands)


                                    Balance at       Charged to        Deductions       Balance
                                    Beginning        Costs and         Other            At End
Description                         of Period        Expenses          Accounts(1)      of Period
-----------                         ---------        --------          -----------      ---------
Year ended June 25, 1999
Allowance for doubtful accounts        $837           $2004(2)           $(275)           $2566

Year ended June 27, 1998
Allowance for doubtful accounts         872              35                (70)             837

Year ended June 28, 1997
Allowance for doubtful accounts         993             128               (249)             872


(1)  Represents amounts charged against the allowance net of recoveries.

(2)  Includes transfer of reserves from LeFebure in the amount of $398.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Mosler Inc.
                                   -----------
                                  (Registrant)

Date:  October 1, 1999                            By: /S/ Michel Rapoport
--------------------------------------------------------------------------------
                                                  Michel Rapoport
                                                  President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  October 1, 1999                            By: /S/ Michel Rapoport
--------------------------------------------------------------------------------
                                                  Michel Rapoport
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Date:  October 1, 1999                            By: /S/ Thomas J. Bell
--------------------------------------------------------------------------------
                                                  Thomas J. Bell
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer

Date:  October 1, 1999                            By: /S/  William A. Marquard
--------------------------------------------------------------------------------
                                                  William A. Marquard
                                                  Director

Date:  October 1, 1999                            By: /S/  Thomas R. Wall IV
--------------------------------------------------------------------------------
                                                  Thomas R. Wall IV
                                                  Director

Date:  October 1, 1999                            By: /S/  Robert A. Young III
--------------------------------------------------------------------------------
                                                  Robert A. Young III
                                                  Director

MOSLER INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                                                           1

FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 25, 1999, JUNE 27, 1998 AND JUNE 28, 1997:

  Consolidated Balance Sheets                                                                          2

  Consolidated Statements of Operations                                                                4

  Consolidated Statements of Common Stockholders' Deficiency                                           5

  Consolidated Statements of Cash Flows                                                                6

  Notes to Consolidated Financial Statements                                                           7

INDEPENDENT AUDITORS' REPORT


The Board of Directors
  Mosler Inc.

We have audited the accompanying consolidated balance sheets of Mosler Inc. as of June 25, 1999 and June 27, 1998 and the related consolidated statements of operations, common stockholders' deficiency and cash flows for each of the three years in the period ended June 25, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended June 25, 1999, June 27, 1998 and June 28, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Mosler Inc. at June 25, 1999 and June 27, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 25, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, effective June 30, 1996, the Company changed its method of accounting for service van inventory.

/S/ Deloitte & Touche LLP

September 27, 1999
Cincinnati, Ohio

MOSLER INC.

CONSOLIDATED BALANCE SHEETS
JUNE 25, 1999 AND JUNE 27, 1998
(In Thousands of Dollars Except Share Data)
--------------------------------------------------------------------------------

                                                                                  June 25,          June 27,
                                                                                    1999              1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $    363          $    537
  Securities available for sale (amortized cost at June 25, 1999 - $101)             3,117                --
  Accounts receivable                                                               99,629            56,980
  Inventories                                                                       31,754            23,183
  Other current assets                                                               2,088             1,334
                                                                                  --------          --------
           Total current assets                                                    136,951            82,034
                                                                                  --------          --------

FACILITIES:
  Land and land improvements                                                         1,107               802
  Buildings                                                                          7,142             4,739
  Machinery and equipment                                                           39,938            32,779
  Improvements in progress                                                              --               466
                                                                                  --------          --------
           Gross facilities                                                         48,187            38,786
  Less accumulated depreciation                                                     32,254            29,919
                                                                                  --------          --------
           Net facilities                                                           15,933             8,867
                                                                                  --------          --------

OTHER ASSETS:
  Service agreements (net of accumulated amortization of $58,727 at
    June 25, 1999 and $54,214 at June 27, 1998)                                      4,512             9,025
  Deferred debt issuance costs (net of accumulated amortization of
    $6,964 at June 25, 1999 and $5,997 at June 27, 1998)                             3,518             2,714
  Goodwill (net of accumulated amortization of $9,993 at June 25,
    1999 and $7,734 at June 27, 1998)                                               16,514             3,039
  Other                                                                                644               617
                                                                                  --------          --------

TOTAL                                                                             $178,072          $106,296
                                                                                  ========          ========


See accompanying notes to consolidated financial statements.

MOSLER INC.

CONSOLIDATED BALANCE SHEETS
JUNE 25, 1999 AND JUNE 27, 1998
(In Thousands of Dollars Except Share Data)
--------------------------------------------------------------------------------

LIABILITIES, REDEEMABLE STOCK AND COMMON                                      June 25,            June 27,
  STOCKHOLDERS' DEFICIENCY                                                      1999                1998
CURRENT LIABILITIES:
  Accounts payable                                                           $  27,615           $  16,581
  Accrued liabilities:
    Compensation and payroll taxes                                               8,454               5,552
    Product warranty                                                             1,788                 837
    Accrued workers' compensation                                                4,534               4,488
    Accrued interest                                                             6,318               5,832
    Other                                                                        7,435               5,556
  Unearned revenue                                                              26,732              16,894
  Income taxes payable                                                           1,144                 284
  Current portion of long-term debt                                                414               1,298
                                                                             ---------           ---------
           Total current liabilities                                            84,434              57,322
                                                                             ---------           ---------

OTHER LIABILITIES:
  Long-term debt                                                               188,721             132,493
  Accrued pension and other  liabilities                                           615                 453
                                                                             ---------           ---------
           Total other liabilities                                             189,336             132,946
                                                                             ---------           ---------

REDEEMABLE STOCK:
  Series D increasing rate preferred stock                                      66,235              55,751
  Series C adjustable rate preferred stock                                      46,241              42,850
  Common stock                                                                     463                 362
                                                                             ---------           ---------
           Total redeemable stock                                              112,939              98,963
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' DEFICIENCY:
  Common stock, $.10 par value; 4,000,000 shares authorized,
    2,539,181 shares issued                                                        254                 254
  Accumulated deficit                                                         (205,953)           (176,970)
  Redemption value of common stock held by ESOP                                   (463)               (362)
  Accumulated other comprehensive income (loss)                                  1,621              (1,378)
                                                                             ---------           ---------
           Total                                                              (204,541)           (178,456)
  Less treasury stock, at cost (299,357 shares at June 25, 1999 and
    458,773 shares at June 27, 1998)                                            (4,096)             (4,479)
                                                                             ---------           ---------
           Total common stockholders' deficiency                              (208,637)           (182,935)
                                                                             ---------           ---------

TOTAL                                                                        $ 178,072           $ 106,296
                                                                             =========           =========


See accompanying notes to consolidated financial statements.

MOSLER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 25, 1999, JUNE 27, 1998 AND JUNE 28, 1997
(In Thousands of Dollars Except Share Data)
--------------------------------------------------------------------------------

                                                                                              Years Ended
                                                                        -------------------------------------------------------
                                                                          June 25,              June 27,              June 28,
                                                                            1999                  1998                  1997
NET SALES:
  Service
  Product                                                               $   135,518           $   104,320           $   106,880
           Total net sales                                                  166,225               122,480               101,703
                                                                        -----------           -----------           -----------
                                                                            301,743               226,800               208,583
                                                                        -----------           -----------           -----------
COST OF SALES:
  Service                                                                   100,855                77,482                81,227
  Product                                                                   135,891                97,239                82,699
  Restructuring                                                               1,824                   581                    --
                                                                        -----------           -----------           -----------
           Total cost of sales                                              238,570               175,302               163,926
                                                                        -----------           -----------           -----------
           Gross profit                                                      63,173                51,498                44,657

SELLING AND ADMINISTRATIVE EXPENSES                                         (55,593)              (37,599)              (39,378)

GAIN ON TERMINATION OF
  POSTRETIREMENT BENEFIT PLAN                                                    --                11,889                    --

GAIN ON SALE OF SECURITIES                                                    1,094

OTHER INCOME (EXPENSE)                                                         (564)                 (153)                  489
                                                                        -----------           -----------           -----------

OPERATING INCOME                                                              8,110                25,635                 5,768
                                                                        -----------           -----------           -----------

DEBT EXPENSE:
  Interest expense                                                           24,908                20,283                18,317
  Amortization of debt issuance costs and expense                               967                   577                   576
  Interest income                                                               (36)                   (4)                  (43)
                                                                        -----------           -----------           -----------
           Total                                                             25,839                20,856                18,850
                                                                        -----------           -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES, CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING AND PREFERRED STOCK CHARGES                (17,729)                4,779               (13,082)

PROVISION FOR INCOME TAXES                                                      958                   149                    73
                                                                        -----------           -----------           -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING AND PREFERRED STOCK CHARGES                                 (18,687)                4,630               (13,155)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                        --                    --                 7,420
                                                                        -----------           -----------           -----------

NET INCOME (LOSS) BEFORE PREFERRED STOCK CHARGES                            (18,687)                4,630                (5,735)
                                                                        -----------           -----------           -----------

PREFERRED STOCK CHARGES:
  Dividends                                                                  (9,833)              (10,243)               (8,672)
  Amortization of discount                                                     (463)                 (638)                 (672)
                                                                        -----------           -----------           -----------
           Total                                                            (10,296)              (10,881)               (9,344)
                                                                        -----------           -----------           -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                              $   (28,983)          $    (6,251)          $   (15,079)
                                                                        ===========           ===========           ===========

PER COMMON SHARE:
  Loss before cumulative effect of change in accounting                 $    (13.87)          $     (2.99)          $    (10.58)
  Cumulative effect of change in accounting                                      --                    --                  3.49
                                                                        -----------           -----------           -----------

  Basic and diluted net loss applicable to common stockholders          $    (13.87)          $     (2.99)          $     (7.09)
                                                                        ===========           ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                2,090,063             2,091,702             2,126,527
                                                                        ===========           ===========           ===========


See accompanying notes to consolidated financial statements

MOSLER INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIENCY
YEARS ENDED JUNE 25, 1999, JUNE 27, 1998 AND JUNE 28, 1997
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                       REDEMPTION
                                                            COMMON                      VALUE OF                  ACCUMULATED
                                                             STOCK                       COMMON    COMPREHENSIVE    OTHER
                                                           $.10 PAR     ACCUMULATED    STOCK HELD     INCOME     COMPREHENSIVE
                                                             VALUE        DEFICIT       BY ESOP       (LOSS)     INCOME (LOSS)
BALANCE AT JUNE 29, 1996                                   $    254      $(155,640)     $ (2,011)                  $(1,669)
  Net loss                                                                  (5,735)                 $  (5,735)
  Foreign currency translation adjustment                                                                 (77)         (77)
  Charge in connection with recognizing minimum
    pension liability                                                                                     533          533
                                                                                                    ---------
  Comprehensive income (loss)                                                                       $  (5,279)
                                                                                                    =========
  Purchase of 56,558 shares of common stock
  Dividends on Series C preferred stock
    ($17.81 per share)                                                      (5,785)
  Dividends on Series D preferred stock
    ($14.50 per share)                                                      (2,887)
  Amortization of discount on Series D preferred stock                        (672)
  Net decrease in redemption value of common stock
    held by ESOP                                                                           1,602
                                                           --------      ---------      --------                   -------

BALANCE AT JUNE 28, 1997                                        254       (170,719)         (409)                   (1,213)
  Net income                                                                 4,630                  $   4,630
  Foreign currency translation adjustment                                                                (165)        (165)
                                                                                                    ---------
  Comprehensive income (loss)                                                                       $   4,465
                                                                                                    =========
  Purchase of 20,327 shares of common stock
  Dividends on Series C preferred stock
    ($19.59 per share)                                                      (6,915)
  Dividends on Series D preferred stock
    ($16.00 per share)                                                      (3,328)
  Amortization of discount on Series D preferred stock                        (638)
  Net decrease in redemption value of common stock
    held by ESOP                                                                              47
                                                           --------      ---------      --------                   -------

BALANCE AT JUNE 27, 1998                                        254       (176,970)         (362)                   (1,378)
  Net loss                                                                 (18,687)                 $ (18,687)
  Foreign currency translation adjustment                                                                 (20)         (20)
  Charge in connection with recognizing minimum
    pension liability                                                                                       3            3
  Change in unrealized gain on available for
    sale securities                                                                                     3,016        3,016
                                                                                                    ---------
  Comprehensive income (loss)                                                                       $ (15,688)
                                                                                                    =========
  Purchase of 12,682 shares of common stock
  Issuance of 172,098 shares of common stock
  Dividends on Series C preferred stock
    ($16.50 per share)                                                      (6,491)
  Dividends on Series D preferred stock
    ($17.50 per share)                                                      (3,342)
  Amortization of discount on Series D preferred stock                        (463)
  Net increase in redemption value of common stock
    held by ESOP                                                                            (101)
                                                           --------      ---------      --------                   -------

BALANCE AT JUNE 25, 1999                                   $    254      $(205,953)     $   (463)                  $ 1,621
                                                           ========      =========      ========                   =======


                                                            TREASURY
                                                             STOCK          TOTAL
BALANCE AT JUNE 29, 1996                                     $(3,800)     $(162,866)
  Net loss                                                                   (5,735)
  Foreign currency translation adjustment                                       (77)
  Charge in connection with recognizing minimum
    pension liability                                                           533

  Comprehensive income (loss)

  Purchase of 56,558 shares of common stock                     (578)          (578)
  Dividends on Series C preferred stock
    ($17.81 per share)                                                       (5,785)
  Dividends on Series D preferred stock
    ($14.50 per share)                                                       (2,887)
  Amortization of discount on Series D preferred stock                         (672)
  Net decrease in redemption value of common stock
    held by ESOP                                                              1,602
                                                             -------      ---------

BALANCE AT JUNE 28, 1997                                      (4,378)      (176,465)
  Net income                                                                  4,630
  Foreign currency translation adjustment                                      (165)

  Comprehensive income (loss)

  Purchase of 20,327 shares of common stock                     (101)          (101)
  Dividends on Series C preferred stock
    ($19.59 per share)                                                       (6,915)
  Dividends on Series D preferred stock
    ($16.00 per share)                                                       (3,328)
  Amortization of discount on Series D preferred stock                         (638)
  Net decrease in redemption value of common stock
    held by ESOP                                                                 47
                                                             -------      ---------

BALANCE AT JUNE 27, 1998                                      (4,479)      (182,935)
  Net loss                                                                  (18,687)
  Foreign currency translation adjustment                                       (20)
  Charge in connection with recognizing minimum
    pension liability                                                             3
  Change in unrealized gain on available for
    sale securities                                                           3,016

  Comprehensive income (loss)

  Purchase of 12,682 shares of common stock                      (30)           (30)
  Issuance of 172,098 shares of common stock                     413            413
  Dividends on Series C preferred stock
    ($16.50 per share)                                                       (6,491)
  Dividends on Series D preferred stock
    ($17.50 per share)                                                       (3,342)
  Amortization of discount on Series D preferred stock                         (463)
  Net increase in redemption value of common stock
    held by ESOP                                                               (101)
                                                             -------      ---------

BALANCE AT JUNE 25, 1999                                     $(4,096)     $(208,637)
                                                             =======      =========


See accompanying notes to consolidated financial statements.

MOSLER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 25, 1999, JUNE 27, 1998 AND JUNE 28, 1997
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                         YEARS ENDED
                                                                        -----------------------------------------------
                                                                        JUNE 25,           JUNE 27,           JUNE 28,
                                                                          1999               1998               1997
OPERATING ACTIVITIES:
  Net income (loss)                                                     $(18,687)          $  4,630           $ (5,735)
  Adjustments to reconcile (loss) to net cash provided
    by (used in) operating activities:
      Cumulative effect of change in accounting                               --                 --             (7,420)
      Depreciation                                                         3,529              2,564              3,003
      Amortization                                                         7,733              6,598              6,583
      Gain on sale of available for sale securities                       (1,094)
      Gain on termination of postretirement plan                              --            (11,889)                --
      Loss (gain) on disposal of facilities                                   --                308                382
      Provision for doubtful accounts                                      1,606                 35                128
      Interest paid in shares of preferred stock                           7,192              5,308              3,733
      Decrease (increase) in:
        Accounts receivable                                              (19,580)            (7,537)             6,506
        Inventories                                                          226             (1,754)            (2,351)
        Other current assets                                                (834)               (97)              (662)
      Increase (decrease) in:
        Accounts payable                                                   5,705               (993)             7,651
        Accrued liabilities and other                                      3,368               (534)              (921)
        Unearned revenue                                                   1,246               (127)             3,655
        Income taxes payable                                                 860                 51                (66)
                                                                        --------           --------           --------
           Net cash (used in) provided by operating activities            (8,730)            (3,437)            14,486
                                                                        --------           --------           --------

INVESTING  ACTIVITIES:
  Proceeds from sale of facilities and equipment                              --                606                 --
  Proceeds from sale of investment securities                              1,237
  Capital expenditures                                                    (3,746)            (1,521)            (2,655)
  Decrease (increase) in other assets                                        (24)             1,973               (427)
  Acquisition of LeFebure, net of cash acquired                          (39,235)
                                                                        --------           --------           --------
           Net cash provided by (used in) investing activities           (41,768)             1,058             (3,082)
                                                                        --------           --------           --------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                     413
  Purchase of common stock for treasury                                      (30)              (101)              (578)
  Purchase of Series C preferred stock                                    (3,558)            (3,194)            (3,091)
  Purchase of Series D preferred stock                                       (55)               (83)               (23)
  Net proceeds from (payments on) revolving line of credit                55,701              6,822             (6,245)
  Principal payments on long-term debt                                      (357)            (1,000)            (1,000)
  Deferred debt issuance costs                                            (1,770)                --                 --
                                                                        --------           --------           --------
           Net cash provided by (used in) financing activities            50,344              2,444            (10,937)
                                                                        --------           --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (20)                83                (78)
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           $   (174)          $    148           $    389

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               537                389                 --
                                                                        --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $    363           $    537           $    389
                                                                        ========           ========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the year for:
    Interest                                                            $ 17,230           $ 14,825           $ 14,774
    Income taxes                                                              88                 98                139
  Noncash investing and financing activities:
    Capital lease obligations                                                 --                 --              1,285
    Liabilities assumed in acquisition                                    23,852                 --                 --


See accompanying notes to consolidated financial statements.

MOSLER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 25, 1999, JUNE 27, 1998 AND JUNE 28, 1997
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Mosler Inc. and its wholly-owned subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. Kelso Investment Associates IV, L.P. ("Kelso") is the majority owner of the Company. The Company paid an affiliate of Kelso an annual management fee of $200,000 for each of the last three fiscal years in exchange for general corporate, financial and administrative advice.

      BUSINESS DESCRIPTION - The Company is a major provider and servicer of security systems and products. The Company manufactures, markets, installs and services security systems and products used by financial institutions and other commercial and industrial entities through its operations in Hamilton, Ohio, Franklinville, N.Y., Mexico, Missouri, Farmington, Missouri, and Mexico City, Mexico.

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

      INVESTMENT SECURITIES - Investments in equity securities with readily determinable fair values, are accounted for at fair value. The Company's investment portfolio is classified as available-for-sale.

      INVENTORIES - The Company's inventories are stated at the lower cost (determined using the first-in, first-out method) or market.

      FACILITIES AND DEPRECIATION - Facilities are stated at cost, including interest incurred during construction which is not material during any of the period. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

          Land improvements                                 20 years
          Buildings                                         20 to 40 years
          Machinery and equipment                           4 to 15 years

      INTANGIBLES - Cost allocated to service agreements at the date of acquisition is carried at cost and is amortized over the 14 year estimated life of the contracts using the straight-line method. Goodwill is amortized on the straight-line method over periods of 5, 10, 15 and 40 years. The carrying value of service agreements and goodwill are evaluated periodically as events and circumstances indicate a possible inability to recover its carrying amount.

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

      ADVERTISING - Advertising costs, included in selling and administrative expense, are charged to expense as incurred and totaled $1,291,000, $1,150,000 and $971,000 for the years ended June 25, 1999, June 27, 1998 and June 28, 1997, respectively.

      RESEARCH AND DEVELOPMENT - Research and development costs, included in selling and administrative expenses, are expensed as incurred and amounted to $1,900,000, $1,313,000 and $2,178,000 for the years ended June 25,
      1999, June 27, 1998 and June 28, 1997, respectively.

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

      REPORTING PERIOD - The Company's fiscal year ends on the last Friday in June. During 1998 and 1997, the Company's fiscal year ended on the last Saturday in June. Fiscal years 1999, 1998 and 1997 each contained 52 weeks.

      RESTRUCTURING - In August 1998, the Company committed to shut down its leased Wayne, N.J. production facility. In connection with the shut down, the Company recorded a charge of approximately $1,824,000 in fiscal 1999 for certain exit costs related to severance of approximately $1,400,000 and fixed asset write-off of approximately $424,000. Approximately $1,800,000 has been incurred during fiscal 1999 for this shutdown. At June 25, 1999, $30,000 remains to be written-off.

      In July 1997, the Company shut down its leased Buffalo production facility. In connection with this shut down, the Company recorded a charge of approximately $581,000 in fiscal 1998 for certain exit costs related to severance and fixed asset write-offs. Substantially, all costs had been paid as of June 27, 1998.

      RECLASSIFICATION - Certain reclassifications have been made to the financial statements for prior years to conform to the current year classification.

      OTHER - SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and is effective for the Company's 1999 fiscal year. Reclassification of financial statements for earlier periods provided for comparative purposes was required. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings (deficit) and additional paid-in capital in the equity section of the balance sheet. Adoption of this new standard resulted in additional financial statement disclosures.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for the Company's 1999 fiscal year. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this new standard resulted in additional financial statement disclosures.

      SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998 and is effective for the Company's 1999 fiscal year. Disclosures for earlier periods provided for comparative purposes was required. The statement revises employers' disclosures about pension and other post-retirement benefit plans. Adoption of this new standard resulted in additional financial statement disclosures.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended, is effective for the Company's 2001 fiscal year. The statement revises the accounting for derivative instruments and requires, among other things, that all derivative instruments be recorded within the financial statements. The Company has not yet determined the impact of adopting this standard.

2.    ACQUISITION

      On October 9, 1998, the Company acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure Division of De La Rue Cash Systems Inc. ("LeFebure") for approximately $39 million. LeFebure specializes in the manufacture, distribution and service of security equipment for financial institutions. The acquisition of LeFebure has been accounted for by the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $17 million which is being amortized over a period of 15 years. The final allocation of the purchase price of LeFebure will be determined once all valuations and studies have been finalized, which is expected within one year from the date of acquisition. LeFebure's operating results are included in the Company's consolidated statements of operations beginning on October 9, 1998.

      On August 23, 1999, as part of the Company's acquisition integration plan, management announced the shut down of LeFebure's Mexico, Missouri plant. The cost of this shut down, which will include fixed asset write-offs and severance costs, will be recorded as an adjustment to the purchase price once all studies have been completed and the affected employees have been notified.

      The unaudited consolidated results of operations for the year ended June 25, 1999 on a pro forma basis as though LeFebure had been acquired as of June 28, 1998 are as follows ($000's except per share amount):

          Net sales                                         $337,092
          Net loss                                          $(24,109)
          Net loss per share                                $ (11.54)

      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the LeFebure acquisition been consummated as of the above date, nor are they indicative of future operating results.

3.    SECURITIES

      Securities available for sale ($000):

                                                 JUNE 25, 1999
                                 ---------------------------------------------
                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                   COST        GAINS         LOSS        VALUE
          Equity securities        $101        $3,016         --        $3,117

      The fair value of securities is estimated based on quoted market prices. The Company realized a gain of $1,094,000 upon the sale of a portion of the securities during fiscal 1999.

4.    ACCOUNTS RECEIVABLE

      Accounts receivable consists of the following:

                                                      JUNE 25,       JUNE 27,
                                                        1999           1998
                                                           (IN THOUSANDS)
                                                      -----------------------
      Billed                                          $ 62,251        $33,219
      Accrued and unbilled                              39,944         24,598
                                                      --------        -------
          Total                                        102,195         57,817
      Less allowance for doubtful accounts              (2,566)          (837)
                                                      --------        -------
      Net accounts receivable                         $ 99,629        $56,980
                                                      ========        =======

      The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At June 25, 1999 and June 27, 1998, accounts receivable from customers in the financial institutions industry were approximately 70% of total receivables. Progress payments are generally required and receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

      Unbilled amounts are due upon installation or acceptable completion of the contracts which normally does not extend beyond one year.

5.    INVENTORIES

      The components of inventories are as follows:

                                                      JUNE 25,       JUNE 27,
                                                        1999           1998
                                                           (IN THOUSANDS)
                                                      -----------------------
      Finished products and service parts             $32,206         $23,342
      Products in process                                 281           2,031
      Raw materials                                     8,128           2,698
      Less allowance for slow moving and
        obsolete inventory                             (8,365)         (4,888)
                                                      -------         -------
      Total                                           $32,250         $23,183
                                                      =======         =======

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

6.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                      JUNE 25,       JUNE 27,
                                                        1999           1998
                                                           (IN THOUSANDS)
                                                      -----------------------
      Amounts payable to banks                        $ 73,590        $ 17,889
      11% Series A Senior Notes                        115,000         115,000
      Capitalized lease obligations                        545             902
                                                      --------        --------
          Total                                        189,135         133,791
      Less current portion                                (414)         (1,298)
                                                      --------        --------
      Total                                           $188,721        $132,493
                                                      ========        ========

      On October 9, 1998, and as subsequently amended, the Company established a credit facility, comprised of a $90 million revolving line of credit including a $10 million letter of credit sub-facility of the revolving line of credit (of which $3,410,000 was drawn upon at June 25, 1999). Borrowings under the credit facility bear interest at the prime lending rate plus 1.625% (9.375% at June 25, 1999) or the LIBOR rate plus 2.625% (7.80% at June 25, 1999). In conjunction with the credit facility, the Company pays a monthly commitment fee at a rate per annum equal to 0.5% on the average daily unused revolving credit commitment. The credit facility is secured by substantially all the assets of the Company. The Company has entered into an interest rate swap on approximately $35 million in order to manage its interest rate exposure. Under the terms of the swap, the Company pays a fixed rate of 4.99% and receives from the counterparty variable rate LIBOR. The terms permit quarterly settlements and expires on November 30, 2000. The swap is not secured by collateral; however, the Company believes the risk of default by the counterparty is minimal. The Company does not enter into derivative instruments for speculative purposes.

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

      The terms of debt agreements covering the line of credit and the Notes provide, among other things, restrictions on the redemption of the Company's common and preferred stock, additional indebtedness, lease commitments and capital expenditures and provide that the Company meet certain financial covenants including maintaining a minimum fixed charge coverage ratio, interest expense coverage ratio, minimum turnover ratios, maximum ratio of total consolidated liabilities to consolidated tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. The terms of the debt agreements prohibit the Company from declaring or paying dividends (other than dividends payable solely in shares of capital stock of the Company). The Company may repurchase capital stock distributed from the ESOP to terminated or retired employees in amounts not to exceed $4,500,000 in a twelve-month period, such twelve-month period being calculated from the last day of the month in which such purchase is made. Also, the Company may purchase capital stock from terminated or retired employees in amounts not to exceed $700,000 in any fiscal year. To the extent such purchases are less than $700,000, such difference may be carried over to subsequent years, but any such purchases may not exceed $1,000,000 in any fiscal year and in no event may such purchases be made before May 1, 2000. Additionally, the agreements prohibit the sale of certain assets, merger, or consolidation without the banking group's prior waiver of the related covenant.

      Capitalized lease obligations include long-term capital leases in the amount of $1,285,000 entered into during fiscal 1997 primarily for new computer software and telephone systems. The lease agreements provide for aggregate annual payments, including interest, payable monthly or quarterly, through June 2002. The Company's obligations under all capital leases carry an average interest rate of 9.0%.

      Annual contractual maturities of long-term debt and capital lease payments are as follows:

                                            AMOUNT
                                        (IN THOUSANDS)
      2000                                $    414
      2001                                      69
      2002                                      62
      2003                                 188,590

      Given the variable nature of the Company's line of credit and considering comparable agency ratings for similar debt issuances, its carrying value is a reasonable estimate of its fair value. Based on market quotations, the fair value of the Company's 11% Series A Senior Notes was $97,750,000 at June 25, 1999 and $101,200,000 at June 27, 1998. The fair value of the Company's interest rate swap was not material at June 25, 1999.

7.    PREFERRED STOCK

      The Company has authorized 2,000,000 shares of $.01 par value preferred stock. Of the 2,000,000 shares, 500,000 have been designated Series C adjustable rate cumulative preferred stock and 210,000 have been designated Series D increasing rate preferred stock as described in Notes 8 and 9. The remaining 1,290,000 shares may be issued with rights and preferences as may be determined by the Board of Directors of the Company.

8.    SERIES D INCREASING RATE PREFERRED STOCK

      Series D increasing rate preferred stock consists of the following:

                                                                                             JUNE 25,       JUNE 27,
                                                                                               1999           1998
                                                                                                 (IN THOUSANDS)
                                                                                             -----------------------
      Series D increasing rate preferred stock, $.01 par value, 210,000 shares authorized, 194,467 shares outstanding in 1999 and
        195,022 shares in 1998, net of unamortized discount of
        approximately $250,000 and $710,000 in 1999 and 1998, respectively,
        $100 per share liquidation preference, aggregating approximately
        $19.5 million in 1999 and 1998                                                       $19,200        $18,792

      Unpaid dividends on Series D increasing rate redeemable preferred
        stock, $242.42 per share in 1999 and $189.54 per share in 1998                        47,035         36,959
                                                                                             -------        -------

      Total                                                                                  $66,235        $55,751
                                                                                             =======        =======

      The holders of the shares of Series D preferred stock are entitled to receive cumulative dividends semiannually at the rate of 17.5% per annum, increasing on July 1, 1999 to 19%, and on July 1, 2000 to 20.5%. Any dividend periods for which cash dividends are not paid due to the restrictions in the debt agreements described in Note 6 will accumulate and accrue additional dividends (at 17.50% for the year ended June 25, 1999) until the total is paid in full. For financial reporting purposes, such additional dividends are recorded as interest expense. Unpaid dividends, including the additional dividends, are classified as non-current since restrictions imposed by the debt agreements would prohibit payment within the next twelve months. Except in certain defined situations, the preferred stock is non-voting.

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

      Holders of the Series D preferred stock, together with holders of the Series C preferred stock, will be entitled to a preference as to dividends and redemptions upon the liquidation of the Company. There are also certain restrictions against the (1) declaration or payment of dividends (other than dividends payable solely in capital stock) on capital stock other than the preferred stock or (2) the purchase, redemption, or retirement of any shares of the capital stock other than the preferred stock, as more fully described in Note 6.

      The carrying value of the Series D Preferred Stock represents the redemption value less unamortized discount. The discount is being amortized to produce a constant effective dividend cost of 20.5% on the carrying value.

      In connection with retirements and terminations, the Company from time to time repurchased shares of Series D preferred stock which had been issued to the ESOP.

      Changes in Series D Preferred Stock are as follows:

                                                                          AMOUNT
                                                                      (IN THOUSANDS)
         Balance at June 29, 1996                                        $ 40,302
           Purchase of 281 shares of Series D preferred stock                 (23)
           Dividends on Series D preferred stock                            2,887
           Amortization of discount on Series D preferred stock               672
           Additional dividends on unpaid dividends                         3,297
                                                                         --------
         Balance at June 28, 1997                                          47,135
           Purchase of 935 shares of Series D preferred stock                 (83)
           Dividends on Series D preferred stock                            3,328
           Amortization of discount on Series D preferred stock               638
           Additional dividends on unpaid dividends                         4,733
                                                                         --------
         Balance at June 27, 1998                                          55,751
           Purchase of 555 shares of Series D preferred stock                 (55)
           Dividends on Series D preferred stock                            3,342
           Amortization of discount on Series D preferred stock               463
           Additional dividends on unpaid dividends                         6,734
                                                                         --------

         Balance at June 25, 1999                                        $ 66,235
                                                                         ========

9.    SERIES C ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK

                                                                                               JUNE 25,          JUNE 27,
                                                                                                 1999              1998
                                                                                                     (IN THOUSANDS)
                                                                                               --------------------------
         Series C adjustable rate cumulative preferred stock, $.01 par value, 500,000 shares authorized, 462,412 shares outstanding in 1999 and 428,506 in 1998,
           $100 per share liquidating preference, aggregating approximately $46,241,000
           in 1999 and $42,850,000 in 1998                                                     $ 46,241          $42,850
                                                                                               ========          =======

      The ESOP holds all outstanding shares of Series C preferred stock. The holders of the Series C preferred stock are entitled to cumulative dividends at an adjustable rate from the date of issue. The dividend rate (15.75% at June 25, 1999) is adjusted quarterly in accordance with a formula based on the prime rate. The dividends are payable annually on June 30 in cash, or at the option of the Company in shares of Series C preferred stock. Additional dividends on unpaid dividends accrue at the dividend rate and are recorded as interest expense. During 1999, the Company issued 69,641 shares of Series C preferred stock in payment of $6,491,000 of dividends and $458,000 of interest on unpaid dividends. During 1998, the Company issued 74,902 shares of Series C preferred stock in payment of $6,915,000 of dividends and $575,000 of interest on unpaid dividends. During 1997 the Company issued 62,210 shares of Series C preferred stock in payment of $5,785,000 of dividends and $436,000 of interest on unpaid dividends. The Series C preferred stock is redeemable at the option of the Company. The redemption price is $100 per share. In addition, participating employees of the ESOP who receive Series C preferred stock upon termination of service from the Company are entitled to have the stock redeemed by the Company. The Series C preferred stock is non-voting.

      Changes in Series C preferred stock are as follows:

                                                                           AMOUNT
                                                                       (IN THOUSANDS)
         Balance at June 29, 1996                                         $ 35,424
           Issuance of 62,210 shares of Series C preferred stock             6,221
           Purchase of 30,905 shares of Series C preferred stock            (3,091)
                                                                          --------
         Balance at June 28, 1997                                           38,554
           Issuance of 74,902 shares of Series C preferred stock             7,490
           Purchase of 31,938 shares of Series C preferred stock            (3,194)
                                                                          --------
         Balance at June 27, 1998                                           42,850
           Issuance of 69,641 shares of Series C preferred stock             6,949
           Purchase of 35,585 shares of Series C preferred stock            (3,558)
                                                                          --------

         Balance at June 25, 1999                                         $ 46,241
                                                                          ========

10.   REDEEMABLE COMMON STOCK

      Redeemable common stock represents the redemption value of common stock held by the ESOP or by retired or terminated employees as a result of distributions from the ESOP. The redemption value of common stock is determined annually by an independent appraisal.

      Changes in redeemable common stock are as follows:

                                                                 NUMBER OF           AMOUNT
                                                                  SHARES         (IN THOUSANDS)

         Balance at June 29, 1996                                 197,156           $ 2,011
           Decrease in appraised value of common stock                               (1,404)
           Redemption of common stock                             (19,377)             (198)
                                                                 --------           -------
         Balance at June 28, 1997                                 177,779               409
           Redemption of common stock                             (20,532)              (47)
                                                                 --------           -------
         Balance at June 27, 1998                                 157,247               362
           Increase  in appraised value of common stock                                 131
           Redemption of common stock                             (12,682)              (30)
                                                                 --------           -------

         Balance at June 25, 1999                                 144,565           $   463
                                                                 ========           =======


11.   INCOME TAXES

      Deferred income taxes reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                        JUNE 25,           JUNE 27,
                                                                                          1999               1998
                                                                                               (IN THOUSANDS)
                                                                                        ---------------------------
         Deferred tax assets:
            Net operating loss carryforwards                                            $  9,908           $ 15,472
           Intangible asset                                                                1,242                 --
            Inventories, principally due to obsolescence reserves and
             additional inventories cost for tax purposes pursuant to the
             Tax Reform Act of 1986                                                        3,444              1,931
           Accounts receivable, principally due to allowance for doubtful
             accounts                                                                      1,000                311
           Accrued warranty                                                                  694                419
           Accrued employee benefits                                                       1,435              1,190
           Alternative minimum tax credit carryforwards                                      371                371
           Other                                                                             234                280
                                                                                        --------           --------
         Total deferred tax assets                                                        18,328             19,974
           Less valuation allowance                                                      (17,599)           (19,320)
                                                                                        --------           --------
         Net deferred tax assets                                                             729                654

         Deferred tax liabilities - Facilities, principally due to differences
           in depreciation                                                                   729                654
                                                                                        --------           --------

         Net deferred taxes                                                             $     --           $     --
                                                                                        ========           ========

      The components of income (loss) before income taxes and provision for income taxes are as follows:

                                                     JUNE 25,           JUNE 27,          JUNE 28,
                                                       1999               1998              1997
                                                                     (IN THOUSANDS)
                                                     ---------------------------------------------
         Income (loss) before income taxes:
           Domestic                                  $(17,429)          $ 5,082           $(12,541)
           Foreign                                       (300)             (303)              (541)
                                                     --------           -------           --------
         Total                                       $(17,729)          $ 4,779           $(13,082)
                                                     ========           =======           ========

         Provision for income taxes:
           Federal                                   $    870
           State and local                                 70           $   113           $     73
           Foreign                                         18                36                 --
                                                     --------           -------           --------
         Total                                       $    958           $   149           $     73
                                                     ========           =======           ========

      A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory federal income tax rate of 35% to loss before income taxes is as follows:

                                                                           JUNE 25,          JUNE 27,          JUNE 28,
                                                                             1999              1998              1997
                                                                                          (IN THOUSANDS)
                                                                           -------------------------------------------
         Tax provision (credit) at statutory rate                          $(6,205)          $ 1,672           $(4,579)
         State and local income taxes, net of federal effect                    40                96                44
         Permanent differences, principally goodwill amortization              903               761               781
         Losses (income) for which tax benefit not provided, net
           of change in valuation allowance                                  6,220            (2,380)            3,827
                                                                           -------           -------           -------


         Provision for income taxes                                        $   958           $   149           $    73
                                                                           =======           =======           =======

      At June 25, 1999, the Company had unused U.S. net operating loss carry-forwards of $24,771,000 which expire in the years 2009 through 2013. No provision was made in 1999 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize the earnings in foreign operations for an indefinite period of time.

12.   EMPLOYEE BENEFIT PLANS

      Defined benefit pension plans covering salaried employees generally provide benefits based on years of service and compensation during an employee's last years of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. All defined benefit pension plans are funded based on annual independent actuarial valuations.

      The Company adopted SFAS No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits" on June 28, 1998. Accordingly, all historical disclosures have been restated to comply with current reporting formats.

      The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheet presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plans.

                                                                              JUNE 25,          JUNE 27,
                                                                                1999              1998
         Change in Benefit Obligation:
           Benefit obligation at beginning of year                            $ 11,327          $ 10,286
           Service cost                                                             87                86
           Interest cost                                                           723               793
           Liability (gain)/loss                                                  (560)              969
           Benefits paid                                                          (966)             (807)
                                                                              --------          --------

           Benefit obligation at end of year                                  $ 10,611          $ 11,327
                                                                              ========          ========

         Change in Plan Assets:
           Fair value of plan assets at beginning of year                     $ 11,442          $  9,150
           Employer contributions                                                   99               293
           Benefits paid                                                          (966)             (807)
           Investment return                                                     1,859             2,806
                                                                              --------          --------

           Fair value of plan assets at end of year                           $ 12,434          $ 11,442
                                                                              ========          ========

         Funded Status:
           Funded status                                                      $  1,823          $    115
           Unrecognized net gain                                                (2,991)           (1,292)
           Prior service costs not yet recognized                                  665               749
           Unrecognized net transition obligation                                  117               154
                                                                              --------          --------

           Accrued pension cost                                               $   (386)         $   (274)
                                                                              ========          ========

         Amounts Recognized in Consolidated Balance Sheets:
           Accrued benefit liabilitiy                                         $   (398)         $   (381)
           Intangible asset                                                          2                94
           Accumulated other comprehensive income                                   10                13
                                                                              --------          --------

           Net amount recognized                                              $   (386)         $   (274)
                                                                              ========          ========

                                                              1999               1998               1997
         Net Periodic Pension Benefit Cost:
           Service cost                                       $  87            $    86             $  74
           Interest cost                                        723                793               737
           Expected return on assets                           (757)            (2,806)             (881)
           Prior service cost amortization and other            123              2,228               262
                                                              -----            -------             -----

         Net periodic pension cost                            $ 176            $   301             $ 192
                                                              =====            =======             =====

         Weighted-average assumptions:
           Discount rate                                      7.00 %            7.00 %             7.50 %
           Long-term rate of return on plan assets            8.50 %            8.50 %             8.50 %
           Rate of increase in compensation level             3.00 %            3.00 %             3.00 %


      The aggregate benefit obligation for plans with benefit obligations in excess of plan assets was $71 in 1999 and $8,257 in 1998. The fair value of plan assets for plans with benefit obligations in excess of plan assets was $69 in 1999 and $8,110 in 1998.

      Plan assets consist primarily of investments in common trust funds of a bank.

      Effective August 31, 1994, the Company froze pension benefits under its defined benefit pension plan covering salaried employees. Accordingly, no future accruals will be made for service subsequent to that date.

      The Company also sponsors several defined contribution plans. Contributions of $409,000 were made during 1999. No Company contributions were made to these plans for the years ending June 27, 1998 and June 28, 1997.

      On May 13, 1987, the Company's Board of Directors adopted the Mosler Employee Stock Ownership Plan (ESOP) effective July 2, 1986. The ESOP is a noncontributory defined contribution stock bonus plan in which all domestic employees not covered by a collective bargaining agreement of the Company are eligible. The ESOP invests in the Company's Series C and Series D preferred stock and common stock. Contributions are discretionary, but will not exceed 15% of aggregate total compensation to participating employees. Contributions to the ESOP are allocated to participants' accounts in proportion to the participant's compensation and vest over a seven-year period. No contributions were made for the years ending June 25, 1999, June 27, 1998 and June 28, 1997.

      Upon termination of service from the Company, participating employees of the ESOP are entitled to have capital stock allocated to their ESOP account redeemed by the Company. Under the credit agreement (see Note 6), the Company is permitted, within limitations, to repurchase the capital stock directly from the terminated or retired employees. During fiscal 1993, the trustees of the ESOP elected to make participant distributions in substantially annual equal payments over five years.

      During fiscal 1998, the Company notified its employees that the Company had terminated its health care and life insurance benefits for retired employees. In connection with this plan termination, the Company recorded a gain of $11,889,000 upon the reversal of its post-retirement benefit obligation. The Company has no obligation to fund these benefits in the future. Prior to 1998, the Company provided certain health care and life insurance benefits for retired employees. Entitlement to these benefits was contingent on years of service with the Company, age at retirement and collective bargaining agreements. Cost sharing provisions were also based on these same conditions.

      The post-retirement benefit cost for fiscal 1997 was $869,607, of which service cost, interest cost, and net amortization (including deferrals) were $521,706, $657,360 and ($309,459), respectively.

      During 1999, the Company's Board of Directors approved a deferred compensation plan for certain members of management under which compensation accrues based on the attainment of certain profitability and cash flow targets. During fiscal 1999, the Company accrued approximately $309,000 under the plan.

13.   LEASES

      Minimum future rent payments approximating $11.3 million under commitments for non-cancelable operating leases with initial lease terms greater than one year as of June 25, 1999, principally for sales and service facilities, are payable $3.3 million, $2.5 million, $2.3 million, $1.7 million and $.9 million from fiscal 2000 through fiscal 2004, respectively, and $.6 thereafter.

      Rent expense was $7.7 million, $6.5 million and $6.9 million for the years ended June 25, 1999, June 27, 1998 and June 28, 1997, respectively.

14.   STOCK OPTION PLAN

      The Company's 1990 Stock Option Plan, as amended, provides for the granting of options to purchase up to 160,000 shares of $.10 par value common stock. Options may be granted at an exercise price of $10 per share. The option generally become exercisable 50% three years after date of grant and 25% annually thereafter. Options generally expire at the end of ten years from the date of grant. During fiscal 1999, the Company's Board of Directors approved a new stock incentive plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan provides for the granting of options to purchase up to 300,000 shares of $.10 par value common stock. Options are granted at an exercise price not less than the fair market price of the common stock at the date of grant. The options become exercisable after 3 years. Options under the 1999 Stock Option Plan expire at the end of 10 years from the date of grant.

      A summary of the stock option transactions for the years ended June 25, 1999, June 27, 1998 and June 28, 1997 follows:

                                          OUTSTANDING           WEIGHTED
                                             STOCK          AVERAGE EXERCISE
                                            OPTIONS              PRICE
         Balance at June 29, 1996            65,050              10.00
           Granted                            6,600              10.00
           Canceled/expired                 (28,800)             10.00
                                            -------
         Balance at June 28, 1997            42,850              10.00
           Canceled/expired                    (400)             10.00
                                            -------
         Balance at June 27, 1998            42,450              10.00
           Granted                          249,250               3.90
           Canceled/expired                 (45,900)             10.00
                                            -------

         Balance at June 25, 1999           245,800               3.82
                                            =======


      At June 25, 1999, 114,200 shares of common stock are reserved for issuance under the 1990 Stock Option Plan and 100,000 are reserved for issuance under the 1999 Stock Incentive Plan.

      During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123 and applies APB No. 25 and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized related to the Company's Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss would have been increased (income decreased) by $88,000 for the year ended June 25, 1999 and $13,000 for the years ended June 27, 1998 and June 28, 1997. Net income (loss) per common share would not have been affected. Compensation expense reflected in these pro-forma disclosures is not indicative of future amounts when the SFAS No. 123 prescribed method will apply to all outstanding non-vested awards.

      The weighted-average fair value of options granted under the Stock Option Plan during 1999 and 1997 was $1.13 and $5.66, respectively. No options were granted in fiscal 1998. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                         JUNE 25, 1999     JUNE 28, 1997

         Expected volatility                    158%               30%
         Risk-free interest rate               6.49%             6.58%
         Expected term of options          10 years          10 years
         Expected dividend yield                  0%                0%




      Information regarding options outstanding at June 25, 1999 is as follows:

                                                          OPTIONS OUTSTANDING
                                                      -----------------------------
                                                                         WEIGHTED
                                                                         REMAINING
                                                                        CONTRACTUAL          OPTIONS
         EXERCISE PRICE                                 NUMBER              LIFE          EXERCISABLE
         $    2.40                                     200,000            10 years               0
         $   10.00                                      45,800          6.01 years          24,300


15.   SEGMENT INFORMATION, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", during fiscal 1999. Statement 131 requires companies to report information about the revenues derived from the enterprise's segments, about the geographical divisions in which the enterprise earns revenue and holds assets, and about major customers.

                                                        ELECTRONIC       PHYSICAL
                                                         SECURITY        SECURITY        CORPORATE
                                           SERVICE        SYSTEMS        PRODUCTS        AND OTHER      ELIMINATIONS         TOTAL
         (Amounts in 000's)

         1999 Segment Information:
           Customer revenue                135,518         85,311         73,374           8,082              (542)         301,743
           Operating profit                  5,627          2,396          2,213          (2,126)                             8,110
           Identifiable assets              66,465         46,267         34,147          31,193                            178,072

         1998 Segment Information:
           Customer revenue                104,320         50,466         62,610          10,902            (1,498)         226,800
           Operating profit                  7,462          2,423          3,928          11,822                             25,635
           Identifiable assets              40,526         22,225         28,287          15,258                            106,296

         1997 Segment Information:
           Customer revenue                106,880         39,332         54,388           9,326            (1,343)         208,583
           Operating profit                  4,413          1,312          1,569          (1,526)                             5,768
           Identifiable assets              39,996         21,934         27,918          17,405                            107,253

      The Corporate and Other segment includes international sales, certain financing and employee benefit costs, and other general corporate income and expense items. Corporate and Other assets primarily include investment securities, goodwill and facilities. Operating profit for Corporate and Other for 1998 includes an $11,889,000 gain related to the termination of certain post retirement benefits.

      Operations outside the United States accounted for approximately, 3% of net sales for the year ended June 25, 1999, 5% of net sales for the year ended June 27, 1998 and approximately 6% of net sales for the year ended June 28, 1997, respectively. Total assets outside the United States were approximately 3% of total assets at June 25, 1999 and June 27, 1998 and approximately 4% of net assets for the year ended June 28, 1997, respectively.

      Sales to United States government agencies and contractors amounted to approximately 3% of net sales for the year ended June 25, 1999 and 4% of net sales for each of the years ended June 27, 1998 and June 28, 1997.

16.   STOCKHOLDER AGREEMENTS

      The Company has buy-sell agreements with its stockholders that (1) require an employee stockholder to sell to the Company and the Company to purchase from an employee stockholder all outstanding shares held by the stockholder in the event of termination for any reason, (2) restrict the transfer of common stock of the Company and (3) provide the Company and/or its remaining stockholders the right of first refusal in the event a bonafide offer from a third party is received by a stockholder. The provisions of these buy-sell agreements are modified in the event of an initial public offering of the Company's common stock, or on the occurrence of a change of control of the Company resulting in the Company's present largest stockholder owning less than 30% of the common stock of the Company.

17.   SUPPLEMENTAL CASH FLOW DISCLOSURES

      During fiscal years 1999, 1998, and 1997, the Company issued shares of Series C preferred stock in payment of $6,491,000 $6,915,000, and $5,785,000 in dividends which were accrued on the Series C preferred stock, and recorded dividends of $3,342,000, $3,328,000, and $2,887,000 on shares of Series D preferred stock, respectively.

18.   CONTINGENCIES

      The Internal Revenue Service (IRS) has conducted examinations of the Company's federal income tax returns for the fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company had agreed to certain issues and had paid all tax due with respect to those issues. Two issues remained unresolved, and the IRS has issued a notice of proposed adjustment on these issues. The issues related to 1) the allocation of the Company's purchase price of assets from American Standard and 2) the value of the Company's Series C preferred stock contributed to its ESOP. On September 8, 1999, the Company settled these issues with IRS and agreed to pay additional tax of approximately $576,000 plus related interest of approximately $575,000. These amounts have been accrued as of June 25, 1999.

      Various lawsuits and claims arising during the normal course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated financial position, results of operations or cash flows.

                                   * * * * * *