Form 10-Q
period 1999-09-24
MOSLER INC
filed 1999-11-08
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 24, 1999
                              ------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________ to____________________

                         Commission file number   33-67908
                                               --------------------

                                   MOSLER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                       31-1172814
           DELAWARE                       ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)

                      8509 BERK BOULEVARD
                           HAMILTON, OHIO                   45015-2213
------------------------------------------                  ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
Requirements for the past 90 days.   Yes          X           No
                                  -------------------------   -----------------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.10 Par Value          2,239,823 SHARES AS OF SEPTEMBER 24, 1999
-----------------------------          -----------------------------------------

                                      INDEX


FINANCIAL INFORMATION (PART I)

                                                                                     PAGE
ITEM  1.      FINANCIAL STATEMENTS  (UNAUDITED)
              CONSOLIDATED CONDENSED BALANCE SHEETS - SEPTEMBER 24, 1999
                 AND JUNE 25, 1999                                                    3-4

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE MONTHS
                 ENDED SEPTEMBER 24, 1999  AND  SEPTEMBER 26, 1998                      5

              CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS'
                 DEFICIENCY - THREE MONTHS ENDED SEPTEMBER 24, 1999                     6

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - THREE MONTHS
                 ENDED SEPTEMBER 24, 1999  AND  SEPTEMBER 26, 1998                      7

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                   8-11

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                          12-17

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                17

OTHER INFORMATION   (PART II)

ITEM  1.      LEGAL PROCEEDINGS                                                        18

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      19

ITEM  6.      EXHIBITS AND REPORTS ON FORM 8-K                                         19

              SIGNATURES                                                               20


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   MOSLER INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                            Sept. 24,         June 25,
                                              1999              1999
                                         ==============    ==============
                                          (Unaudited)   (Derived from Audited
                                                         Financial Statements)
Assets
------
Current assets:
     Cash and cash equivalents             $    730           $    363
     Accounts receivable, net                99,439             99,629
     Equity securities available
     for sale (amortized cost of $101)        4,092              3,117
     Inventories                             39,370             31,754
     Other current assets                     1,442              2,088
                                           --------           --------
Total current assets                        145,073            136,951

Facilities:
     Land and land improvements               1,107              1,107
     Buildings                                7,156              7,142
     Machinery and equipment                 40,484             39,938
                                           --------           --------
     Gross facilities                        48,747             48,187

     Less accumulated depreciation           32,454             32,254
                                           --------           --------
Net facilities                               16,293             15,933

Other assets:
     Service agreements                       3,384              4,512
     Deferred debt issuance costs             3,248              3,518
     Goodwill                                18,450             16,514
     Sundry                                     327                644
                                           --------           --------
     Total other assets                      25,409             25,188

                                           $186,775           $178,072
                                           ========           ========


                                                        Sept. 24,                 June 25,
Liabilities, redeemable stock and common                  1999                     1999
----------------------------------------              =============            ==============
     Stockholders' deficiency                          (Unaudited)          (Derived from Audited
     ------------------------                                               Financial Statements)
Current liabilities:
     Accounts payable                                  $  30,112                 $  27,615
     Accrued liabilities:
        Compensation & payroll taxes                       6,953                     8,454
        Product warranty                                   1,706                     1,788
        Accrued workers' compensation                      3,917                     4,534
        Accrued interest                                   2,603                     6,318
        Other                                             11,364                     7,435
     Unearned revenue                                     22,527                    26,732
     Income taxes payable                                  1,161                     1,144
     Long-term debt due within one year                      351                       414
                                                       ---------                 ---------
Total current liabilities                                 80,694                    84,434

Long-term debt due after one year                        201,809                   188,721
Accrued pension and other benefit liabilities              1,092                       615

Commitments and contingencies
Redeemable stock:
     Series D increasing rate preferred stock             69,457                    66,235
     Series C adjustable rate preferred stock             48,164                    46,241
     Common Stock                                            463                       463
                                                       ---------                 ---------
       Total redeemable stock                            118,084                   112,939


Common stockholders' deficiency:
     Common stock                                            254                       254
     Accumulated deficit                                (213,175)                 (205,953)
     Redemption value of common stock held by ESOP          (463)                     (463)
     Accumulated other comprehensive income (loss)         2,576                     1,621
     Common stock held in treasury                        (4,096)                   (4,096)
                                                       ---------                 ---------
Total common stockholders' deficiency                   (214,904)                 (208,637)
                                                       ---------                 ---------

                                                       $ 186,775                 $ 178,072
                                                       =========                 =========


See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                                   Three months ended
                                                                 ======================
                                                                 Sept. 24,    Sept. 26,
                                                                   1999          1998
                                                                 =========    =========
Net sales:
     Service                                                     $ 37,020      $ 24,245
     Product                                                       31,750        33,136
                                                                 --------      --------
                                                                   68,770        57,381
Cost of sales:
     Service                                                       26,156        18,378
     Product                                                       25,370        26,720
     Plant Closing                                                     41         1,589
                                                                 --------      --------
                                                                   51,567        46,687
                                                                 --------      --------
Gross profit                                                       17,203        10,694

Selling and administrative expense                                 14,109         9,107
Other expense                                                         124           107
                                                                 --------      --------
                                                                   14,233         9,214

                                                                 --------      --------
Operating income                                                    2,970         1,480

Debt expense:
   Interest expense (Includes non cash interest on preferred
   Stock of $2,238 and $1,617 respectively)                         7,142         5,343
     Amortization of debt expense                                     132           258
     Interest income                                                  (15)           (5)
                                                                 --------      --------
                                                                    7,259         5,596

                                                                 --------      --------
Loss before income taxes and preferred stock charges               (4,289)       (4,116)

Provision for income taxes                                             25            (1)
                                                                 --------      --------
Loss before preferred stock charges                                (4,314)       (4,115)

Preferred dividends                                                (2,848)       (2,416)
Amortization of preferred stock discount                              (60)         (109)
                                                                 --------      --------
Net loss applicable to common stockholders                       ($ 7,222)     ($ 6,640)
                                                                 ========      ========

Basic and diluted net loss per common
share                                                            ($  3.22)     ($  3.19)
                                                                 ========      ========



See accompanying notes to financial statements.

                                   MOSLER INC.
       CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
                      THREE MONTHS ENDED SEPTEMBER 24, 1999
                                   (Unaudited)
                            (In thousands of dollars)


                                                                                     Redemption
                                                           Common                      Value of                     Accumulated
                                                            Stock                        Common                           Other
                                                         $.10 Par    Accumulated     Stock held   Comprehensive   Comprehensive
                                                            Value        Deficit        By ESOP   Income (Loss)   Income (Loss)
                                                         ----------------------------------------------------------------------

Balance at June 25, 1999                                     $254     ($205,953)         ($463)                          $1,621

     Net loss before preferred stock charges                             (4,314)                       ($4,314)

     Foreign currency translation adjustment                                                               (20)            (20)

     Change in unrealized gain (loss) on available for
     sale securities                                                                                        975             975
                                                                                                   -----------
     Comprehensive income (loss)                                                                       ($3,359)
                                                                                                   ===========
     Amortization of Series D preferred stock discount                      (60)

     Dividends on Series D preferred stock                                 (924)

     Dividends on Series C preferred stock                               (1,924)

                                                         ======================================================================
Balance at September 24, 1999                                $254     ($213,175)         ($463)                          $2,576
                                                         ======================================================================






                                                         Treasury
                                                            Stock       Total
                                                         ---------------------

Balance at June 25, 1999                                 ($4,096)  ($208,637)

     Net loss before preferred stock charges                          (4,314)

     Foreign currency translation adjustment                             (20)

     Change in unrealized gain (loss) on available for
     sale securities                                                      975

     Comprehensive income (loss)

     Amortization of Series D preferred stock discount                   (60)

     Dividends on Series D preferred stock                              (924)

     Dividends on Series C preferred stock                            (1,924)

                                                         =====================
Balance at September 24, 1999                            ($4,096)  ($214,904)
                                                         =====================


See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Three months ended
                                                         =======================
                                                         Sept. 24,     Sept. 26,
                                                            1999          1998
                                                         =========     =========
Net loss                                                 $ (4,314)     $ (4,115)
Adjustments to reconcile loss to net cash
used by operating activities:
     Depreciation                                             894           623
     Amortization                                           2,202         1,511
     Loss on disposal of facilities                           131             7
     Interest paid in shares of preferred stock             2,125          1695
     Provision for doubtful accounts                                          4
     Decrease (increase) in:
        Accounts receivable                                   190         1,290
        Inventories                                        (7,616)          705
        Other current assets                                  646          (950)
     Increase (decrease) in:
        Accounts payable                                    2,497         1,240
        Accrued liabilities                                (3,787)        1,512
        Unearned revenue                                   (4,205)       (5,312)
        Income taxes payable                                   17            (6)
                                                         --------      --------
     Net cash used by operating activities                (11,220)       (1,796)

Cash flows from investing activities:
     Capital expenditures                                  (1,868)         (489)
     Decrease in other assets                                 318           (39)
                                                         --------      --------
          Net cash used by investing activities            (1,550)         (528)

Cash flows from financing activities:
     Purchase of preferred stock                                            (75)
     Net proceeds from revolving line of credit            12,957         2,297
     Deferred debt issuance costs                             132           258
     Principal payment on long-term debt                                   (250)
     Term debt amortization                                    68
                                                         --------      --------
          Net cash provided by financing activities        13,157         2,230
Effect of exchange rate changes on cash                       (20)          (26)
                                                         --------      --------
Net increase (decrease) in cash and cash equivalents          367          (120)

Cash and cash equivalents at beginning of period              363           537
                                                         --------      --------
Cash and cash equivalents at end of period               $    730      $    417
                                                         ========      ========


See accompanying notes to financial statements.

                              FINANCIAL INFORMATION

Item 1. Notes to Consolidated Condensed Financial Statements
        ----------------------------------------------------


1. Basis of Presentation
   ---------------------

     In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of September 24, 1999, and the results of operations for the three months ended September 24, 1999 and September 26, 1998 and the cash flows for the three months ended September 24, 1999 and September 26, 1998. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 25, 1999 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months ended September 24, 1999 and September 26, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 25, 1999, included in the Registrant's Annual Report on Form 10-K. Certain prior year's data has been reclassified to conform to current presentation.

2.   Inventories
     -----------

     The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     The components of inventories are as follows:

                                                       Sept. 24,     June  25,
                                                         1999          1999
                                                         ----          ----
                                                           (in thousands)
                                                           --------------
       Finished products and service                    $33,449       $31,710
       Products in Process                                2,757           281
       Raw materials                                     11,301         8,128
       Less Allowance                                    (8,137)       (8,365)
                                                        ----------------------
          Total                                         $39,370       $31,754

3.   Net Loss per share
     ------------------

     Net loss per share is computed based on the weighted average number of shares Common outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares of common stock outstanding for the first quarter of fiscal 2000 is 2,239,823 as compared to 2,080,408 shares for the same period of fiscal 1999.


4.   Contingencies
     -------------

     The Internal Revenue Service (IRS) has conducted examinations of the Company's federal income tax returns for fiscal years 1988 through 1993 and has proposed various adjustments to increase taxable income. The Company has agreed to certain adjustments and has previously recorded a provision for additional income tax and interest. The IRS has issued deficiency notices on these issues related to 1) the allocation of the Company's purchase price of assets from American Standard Inc. and 2) the value of the Company's Series C preferred stock contributed to its ESOP.

     In September 1999, the Company agreed to settle these issues with the IRS. Under the terms of the settlement, the Company will pay additional taxes of approximately $576,000 along with related interest of approximately $575,000. These amounts were accrued as of June 25, 1999. The Company will also, for tax purposes, reduce the allocated value of it intangibles to $45 million and increase the amortization period to 17 years.

     Various lawsuits and claims arising during the normal course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated financial position, results of operations or cash flows.


5.   Acquisition
     -----------

     On October 9, 1998, the Company acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure Division of De La Rue Cash Systems Inc. ("LeFebure") for approximately $39 million. LeFebure specializes in the manufacture, distribution and service of security equipment for financial institutions. The acquisition of LeFebure has been accounted for by the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $19 million which is being amortized over a period of 15 years. The final allocation of the purchase price of LeFebure will be determined once all valuations and studies have been finalized, which is expected within one year from the date of acquisition. LeFebure's operating results are included in the Company's consolidated statements of operations beginning on October 9, 1998.

     On August 23, 1999, as part of the Company's acquisition integration plan, management announced the shut down of LeFebure's Mexico, Missouri plant. The cost of this shut down of approximately $1.8 million, which includes fixed asset write-offs and severance costs, is recorded as an adjustment to the purchase price.

     The unaudited consolidated results of operations for the quarter ended September 26, 1998 on a pro forma basis as though LeFebure had been acquired as of June 28,1998 are as follows ($000's except per share amount):

     Net sales                                                      $88,612
     Net loss                                                        (2,334)
     Net loss per share                                               (1.12)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the LeFebure acquisition been consummated as of the above date, nor are they indicative of future operating results.

6.   New Accounting Standards
     ------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended, is effective for the Company's 2001 fiscal year. The statement revises the accounting for derivative instruments and requires, among other things, that all derivative instruments be recorded within the financial statements. The Company has not yet determined the impact of adopting this standard.


7.   Segment Information
     -------------------

     Since the Company's fiscal year 1999 financial statements, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for fiscal year 2000 and 1999 is as follows (000's):


                                        Electronic   Physical
                                         Security    Security   Corporate
                             Service      Systems    Products   and Other  Eliminations   Total

Quarter ended
September 24, 1999
Segment Information
   Customer Revenue           37,020      13,381      17,058       1,392      (81)        68,770
   Operating Profit            1,975         490         598         (93)       0          2,970
   Identifiable Assets        64,707      44,758      38,385      38,925        0        186,775

Quarter ended
September 26, 1998
Segment Information
   Customer Revenue           24,245      16,067      15,306       1,938     (175)        57,381
   Operating Profit            1,517         319        (351)          3        0          1,480
   Identifiable Assets        39,448      25,198      25,610      13,000        0        103,256



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


Results of Operations
---------------------


Three Months Ended September 24, 1999 Compared to the
-----------------------------------------------------
Three Months Ended September 26, 1998
-------------------------------------

Sales
-----

     The Company's sales increased during the three months ended September 24, 1999 by 19.7% to $68.7 million from $57.4 million. Service Sales increased by 52.9% to $37.0 million from $24.2 million. These increases are due principally to the acquisition of LeFebure in October 1998.

     Product net sales decreased during the three months ended September 24, 1999 by 4.0% to $31.8 million from $33.1 million. Electronic Security product sales decreased by 16.8% to $13.4 million from $16.1 million. This decrease related to a reduction in the sales of Currency Handling equipment. Physical Security product sales increased by 11.8% to $17.1 million from $15.3 million. This increase is attributable to the acquisition of LeFebure.

Gross Profit
------------

     Gross profit increased during the three months ended September 24, 1999 by 60.8% percent from $10.7 million to $17.2 million for the same period in the prior year. Gross profit as a percentage of sales increased to 25.0% from 18.6% for the three months ended September 24, 1999, resulting principally from higher sales volumes and higher margins.

Selling and Administrative Expenses
-----------------------------------

     Selling and administrative expense increased during the three months ended September 24, 1999 by 54.9% to $14.1 million from $9.1 million for the three months ended September 26, 1998. The increase is due to the need for more administrative and sales support resulting from the LeFebure acquisition.

Operating Income
----------------

     The Company's operating income for the three months ended September 24, 1999 increased by 100% to $3.0 million from $1.5 million for the three months ended September 26, 1998. Included in operating income in 1998 was a one time charge of $1.6 million associated with the closing of the Company's Wayne, N. J. manufacturing facility. Included in 1999 operating income were transition costs associated with the acquisition of LeFebure amounting to approximately $700,000.

Debt Expense
------------

     Debt expense increased for the three months ended September 24, 1999 by 30.4% to $7.3 million from $5.6 million. The increase was due to higher interest costs on higher bank debt primarily attributable to the LeFebure acquisition.

Net Loss
--------

     Net loss before preferred stock charges increased by $0.2 million for the three months ended September 24, 1999 to $4.3 million from $4.1 million for the three months ended September 26, 1998.

Inflation
---------

     The Company believes that its business is affected by inflation to approximately the same extent as the national economy. Generally, the Company has been able to offset the inflationary impact of wages and other costs through a combination of improved productivity, cost reduction programs and price increases. The Company has had difficulty in effecting significant price increases due to the competitive nature of the industries which it serves.

Liquidity and Capital Resources
-------------------------------

     As more fully described in Item I, Note 5, the Company on October 9, 1998 acquired substantially all the assets of the LeFebure division of De La Rue Cash Systems Inc. and De La Rue Systems Americas Corporation. Coincident with the acquisition the Company entered into a Financing Agreement with a group of lenders, led by Fleet National Bank, to finance the acquisition and provide working capital for operations. Under the terms of the Financing Agreement, a Credit facility was established at $85 million. Effective September 25, 1999 this was increased to $90 million. At September 24, 1999, after considering outstanding letters of credit which reduce availability under the credit facility, available borrowing capacity was approximately $100,000 and $2.5 million at November 8, 1999. Borrowing under the credit facility bears interest at LIBOR plus 2.625% or at the prime lending rate plus 1.625%.

     The Company is experiencing slow collections of its accounts receivable, which at September 24, 1999 averaged 115 days outstanding based on trailing 12-month sales. The slow collections are contributing to the reduced liquidity noted above. The Company's liquidity requirements will be exacerbated by the January 14, 2000 scheduled semi-annual bond interest payment of $6.325 million. The Company is taking steps to expedite collection of its accounts receivable by increasing the promptness and accuracy of its billing, and the Company is also trying to relieve pressure on working capital by reducing inventory levels. The Company will also endeavor, among other things, to increase its credit line in order to allow it to satisfy its liquidity requirements. There can be no assurance, however, that these efforts will be successful.

     Cash used by operating activities was $11.2 million for the three months ended September 24, 1999 as compared to $1.8 million for the same period of fiscal 1999 for an unfavorable change of $9.4 million. The increase relates primarily to an increase in inventory and decrease in current liabilities.

     The Company's capital expenditures were $.9 million for the first quarter of fiscal 2000 as compared to $.5 million in the previous year's first quarter. The Company anticipates capital expenditures for fiscal 2000 will be approximately $2.3 million.

     The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

     The Company is required to maintain certain financial debt covenants under its Financing Agreement as amended on September 25, 1999. For the fiscal quarter ended September 24, 1999 the Company was in violation of the Consolidated Senior Debt to EBITDA covenant, primarily as a result of additional borrowings supporting the increase in working capital, primarily accounts receivable, noted above. On November 8, 1999 the Company received a one-time waiver for this violation.

Year 2000
---------

     The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000, which would result in miscalculations or system failures.

     The Company's major computer systems consist of third-party software. The conclusion of the Company's research is that the latest existing releases of this software contain the necessary changes to correct any significant Year 2000 problems. As a matter of ongoing policy, in order to assure continuing contractual vendor support, the Company promptly installs and implements new releases of third-party software. To date, the Company has implemented third-party releases that it believes are Year 2000 compliant for substantially all of its software. The Company has spent approximately $1.6 million on these releases during 1999, which amounts were planned expenditures irrespective of any Year 2000 issues. The Company has tested and has further plans to test its software for compliance. Costs of addressing potential problems has not and are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

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

     The most likely Year 2000 problems that the Company may face appear to arise from the possible noncompliance of third parties. Possible difficulties could arise in receiving materials from suppliers or from failures in the operation of the Company's customers. The Company has documented and confirmed (in writing) Y2K compliance of the services and products provided to Mosler by our vendors. In addition, in the event that the Year 2000 would cause widespread loss of power or other utilities in areas where the Company, its suppliers or customers operate, the Company's business and operations could be disrupted. Such events could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt.

At September 24, 1999, the carrying value of the Company's debt total $202 million. Approximately $76 million was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as debt levels), the earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $.7 million. The Company has limited its risk related to interest rate increases by purchasing an interest rate cap.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------


                     None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------


     The following are the results of voting by stockholders present or represented by proxy at the Annual Meeting of Stockholders held on September 30, 1999. At such meeting, Messrs. William A. Marquard, Michel Rapoport, Thomas R. Wall, IV, and Robert A. Young, III were elected directors to service until the 2000 Annual Meeting of Stockholders and the Mosler Inc. Stock Incentive Plan was approved. The votes cast on each of such matters was as follows:


     1.  Election of Directors

                                       For                   Withheld
                                       ---                   --------

         William A. Marquard      1,822,680.49792          67,162.1835
         Michel Rapoport          1,819,898.49792          69,944.1835
         Thomas R. Wall IV        1,822,680.49792          67,162.1835
         Robert A. Young III      1,822,680.49792          67,162.1835

2.       Approval of Stock Incentive Plan

               For                 Against          Abstain
               ---                 -------          -------

         1,809,393.73874        78,292.64268        2,156.3


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      List of Exhibits

                  (27) Financial Data Schedule for the three months ended
                       September 24, 1999.

         (b)      Reports on Form 8-K

                  None

                                   MOSLER INC.


                                    Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   Mosler Inc.
                                  (Registrant)






Date:  11/8/99                                  /s/ Thomas J. Bell
     --------------------------                 ----------------------------
                                                       Thomas J. Bell
                                                  Chief Financial Officer