Form 10-Q
period 1999-12-24
MOSLER INC
filed 2000-02-18
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 DECEMBER 24, 1999
                               -------------------------------------------------

                                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            To
                               -------------------------     -------------------

          Commission file number              33-67908
                                 -----------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
Requirements for the past 90 days.    Yes       X           No
                                   ------------------    -------------------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.10 Par Value          2,239,823 SHARES AS OF DECEMBER 24, 1999
-----------------------------          ----------------------------------------

                                      INDEX

FINANCIAL INFORMATION   (PART I)
                                                                           PAGE
ITEM  1. FINANCIAL STATEMENTS  (UNAUDITED)
         CONSOLIDATED CONDENSED BALANCE SHEETS - DECEMBER 24, 1999
           AND JUNE 25, 1999                                                3-4

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE  MONTHS
           ENDED DECEMBER 24, 1999  AND  DECEMBER 26, 1998                    5

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - SIX MONTHS-        6
           ENDED DECEMBER 24, 1999 AND DECEMBER 26, 1998

         CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS'
           DEFICIENCY - SIX MONTHS ENDED DECEMBER 24, 1999                    7

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -SIX  MONTHS
           ENDED DECEMBER 24, 1999  AND  DECEMBER 26, 1998                    8

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS              9-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                      13-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK           19

OTHER INFORMATION   (PART II)

ITEM  1. LEGAL PROCEEDINGS                                                   20

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 21

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K                                    21

         SIGNATURES                                                          22

                          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   MOSLER INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                               Dec. 24,           June 25,
                                                 1999               1999
                                             ===========       ==============
                                             (Unaudited)    (Derived from Audited
                                                            Financial Statements)
Assets
Current assets:
     Cash and cash equivalents                $    966            $    363
     Accounts receivable, net                  112,653              99,629
     Equity securities available
     for sale (amortized cost of 101)            7,473               3,117
     Inventories                                34,796              31,754
     Other current assets                        2,197               2,088
                                              --------            --------
Total current assets                           158,085             136,951

Facilities:
     Land and land improvements                  1,107               1,107
     Buildings                                   7,156               7,142
     Machinery and equipment                    41,781              39,938
                                              --------            --------
     Gross facilities                           50,044              48,187

     Less accumulated depreciation              33,127              32,254
                                              --------            --------
Net facilities                                  16,917              15,933

Other assets:
     Service agreements                          2,256               4,512
     Deferred debt issuance costs                3,023               3,518
     Goodwill                                   18,383              16,514
     Sundry                                        284                 644
                                              --------            --------
     Total other assets                         23,946              25,188

                                              $198,948            $178,072
                                              ========            ========

                                                               Dec. 24,             June 25,
                                                                 1999                 1999
                                                             -==========         ==============
Liabilities, redeemable stock and common                     (Unaudited)     (Derived from Audited
     Stockholders' deficiency                                                 Financial Statements)
Current liabilities:
     Accounts payable                                         $  26,696             $  27,615
     Accrued liabilities:
        Compensation & payroll taxes                              9,590                 8,454
        Product warranty                                          1,709                 1,788
        Accrued workers' compensation                             4,302                 4,534
        Accrued interest                                          6,402                 6,318
        Other                                                    15,197                 7,435
     Unearned revenue                                            29,979                26,732
     Income taxes payable                                         1,160                 1,144
     Long-term debt due within one year                             410                   414
                                                              ---------             ---------
Total current liabilities                                        95,445                84,434

Long-term debt due after one year                               196,261               188,721
Accrued pension and other benefit liabilities                     1,492                   615

Commitments and contingencies
Redeemable stock:
     Series D increasing rate preferred stock                    72,465                66,235
     Series C adjustable rate preferred stock                    50,104                46,241
     Common Stock                                                   495                   463
                                                              ---------             ---------
       Total redeemable stock                                   123,064               112,939


Common stockholders' deficiency:
     Common stock                                                   254                   254
     Accumulated deficit                                       (218,946)             (205,953)
     Redemption value of common stock held by ESOP                 (495)                 (463)
     Accumulated other comprehensive income                       5,972                 1,621

     Common stock held in treasury                               (4,099)               (4,096)
                                                              ---------             ---------
Total common stockholders' deficiency                          (217,314)             (208,637)
                                                              ---------             ---------

                                                              $ 198,948             $ 178,072
                                                              =========             =========

See accompanying notes to financial statements

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                      Three months ended
                                                                =============================
                                                                Dec. 24,             Dec. 26,
                                                                  1999                 1998
                                                                ========             ========
Net sales:
     Service                                                    $ 40,541             $ 34,619
     Product                                                      48,593               44,236
                                                                --------             --------
                                                                  89,134               78,855
Cost of sales:
     Service                                                      28,418               26,293
     Product                                                      40,196               36,443
     Plant closing                                                    78
                                                                --------             --------
                                                                  68,692               62,736
                                                                --------             --------
Gross profit                                                      20,442               16,119

Selling and administrative expense                                15,600               14,987
Other expense                                                        223                  208
                                                                --------             --------
                                                                  15,823               15,195
                                                                --------             --------
Operating income                                                   4,619                  924

Debt expense:

     Interest expense                                              7,082                6,114
     Amortization of debt expense                                    225                  268
     Interest income                                                 (54)                 (10)
                                                                --------             --------
                                                                   7,253                6,372

                                                                --------             --------
Loss before income taxes and preferred stock charges              (2,634)              (5,448)

Provision for income taxes                                           (23)                 (23)
                                                                --------             --------
Loss before preferred stock charges                               (2,657)              (5,471)

Preferred dividends                                               (3,053)              (2,552)
Amortization of preferred stock discount                             (61)                (112)
                                                                --------             --------
Net loss applicable to common stockholders                       ($5,771)             ($8,135)
                                                                ========             ========

Basic and diluted net loss per common
share                                                             ($2.58)              ($3.91)
                                                                ========             ========

See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                        Six months ended
                                                                ===============================
                                                                 Dec. 24,              Dec. 26,
                                                                   1999                  1998
                                                                =========             =========
Net sales:
     Service                                                    $  77,561             $  58,864
     Product                                                       80,343                77,372
                                                                ---------             ---------
                                                                  157,904               136,236
Cost of sales:
     Service                                                       54,574                44,671
     Product                                                       65,566                61,574
     Plant Closing                                                    119                 1,589
                                                                ---------             ---------
                                                                  120,259               107,834
                                                                ---------             ---------
Gross profit                                                       37,645                28,402

Selling and administrative expense                                 29,709                24,092
Other expense                                                         347                 1,904
                                                                ---------             ---------
                                                                   30,056                25,996
                                                                ---------             ---------
Operating income                                                    7,589                 2,406

Debt expense:

     Interest expense                                              14,086                11,457
     Amortization of debt expense                                     495                   526
     Interest income                                                  (69)                  (15)
                                                                ---------             ---------
                                                                   14,512                11,968

                                                                ---------             ---------
Loss before income taxes and preferred stock charges               (6,923)               (9,562)

Provision for income taxes                                            (48)                  (22)
                                                                ---------             ---------
Loss before preferred stock charges                                (6,971)               (9,584)

Preferred dividends                                                (5,901)               (4,976)
Amortization of preferred stock discount                             (121)                 (221)
                                                                ---------             ---------
Net loss applicable to common stockholders                       ($12,993)             ($14,781)
                                                                =========             =========

Basic and diluted net loss per common
share                                                              ($5.80)               ($7.10)
                                                                =========             =========

See accompanying notes to financial statements.

                                   MOSLER INC.
       CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
                       SIX MONTHS ENDED DECEMBER 24, 1999
                                   (Unaudited)
                            (In thousands of dollars)

                                                                Redemption
                                          Common                  Value of                    Accumulated
                                           Stock                    Common                          Other
                                        $.10 Par   Accumulated  Stock held   Comprehensive  Comprehensive    Treasury
                                           Value       Deficit     By ESOP   Income (Loss)  Income (Loss)       Stock         Total
                                        --------------------------------------------------------------------------------------------

Balance at June 25, 1999                    $254    ($205,953)      ($463)                         $1,621    ($4,096)    ($208,637)
  Net loss before preferred stock
  charges                                              (6,971)                    ($6,971)                                  (6,971)
  Foreign currency translation
  adjustment                                                                           (5)             (5)                      (5)
  Change in unrealized gain (loss)
  on available for sale securities                                                  4,356           4,356                    4,356
                                                                                  --------
  Comprehensive income (loss)                                                     ($2,620)
                                                                                  ========
  Net increase in redemption value
  of common stock                                                    ($32)                                                     (32)
  Amortization of Series D preferred
  stock discount                                         (121)                                                                (121)
  Dividends on Series D preferred
  stock                                                (1,842)                                                              (1,842)
  Dividends on Series C preferred
  stock                                                (4,059)                                                              (4,059)
  Common stock held in treasury                                                                                   (3)           (3)
                                        --------------------------------------------------------------------------------------------
Balance at December 24, 1999                $254    ($218,946)      ($495)                         $5,972    ($4,099)    ($217,314)
                                        ============================================================================================

See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        Six months ended
                                                                =============================
                                                                Dec. 24,             Dec. 26,
                                                                  1999                 1998
                                                                ========             ========
Net loss                                                        $ (6,971)            $ (9,584)
Adjustments to reconcile loss to net cash
Used by operating activities:
     Depreciation                                                  1,860                1,246
     Amortization                                                  3,372                2,343
     Loss on disposal of facilities                                   18                    0
     Interest paid in shares of preferred stock                    4,370                3,255
     Provision for doubtful accounts                                                        4
     Decrease (increase) in:
        Accounts receivable                                      (13,024)              (6,569)
        Inventories                                               (3,042)              (2,249)
        Other current assets                                        (109)              (1,529)
     Increase (decrease) in:
        Accounts payable                                            (920)              (5,331)
        Accrued liabilities                                        7,682                2,024
        Unearned revenue                                           3,247                4,864
        Income taxes payable                                          16                   (9)
                                                                --------             --------
     Net cash used by operating activities                        (3,501)             (11,535)

Cash flows from investing activities:
     Purchase of net assets and business of LeFebure                                  (34,000)
     Capital expenditures                                         (3,455)              (1,368)
     Decrease (increase) in other assets                             352                1,439
                                                                --------             --------
          Net cash used by investing activities                   (3,103)             (33,929)

Cash flows from financing activities:
     Purchase of preferred stock                                    (296)              (2,163)
     Purchase of common stock                                        (29)
     Net proceeds from revolving line of credit                    7,536               52,551
     Deferred debt issuance costs                                      0                  526
     Principal payment on long-term debt                               0               (1,624)
                                                                --------             --------
          Net cash provided by financing activities                7,211               49,290
Effect of exchange rate changes on cash                               (4)                 (26)
                                                                --------             --------
Net increase in cash and cash equivalents                            603                3,800

Cash and cash equivalents at beginning of period                     363                  537
                                                                --------             --------
Cash and cash equivalents at end of period                      $    966             $  4,337
                                                                ========             ========

See accompanying notes to financial statements.

                              FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Condensed Financial Statements
          ----------------------------------------------------

1.   Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of December 24, 1999, and the results of operations for the three and six months ended December 24, 1999 and December 26, 1998 and the cash flows for the six months ended December 24, 1999 and December 26, 1998. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 25, 1999 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three and six months ended December 24, 1999 and December 26, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 25, 1999, included in the Registrant's Annual Report on Form 10-K. Certain prior year's data has been reclassified to conform to current presentation.


2.   Inventories

     The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     The components of inventories are as follows:

                                          Dec. 24,              June  25,
                                            1999                  1999
                                            ----                  ----
                                                 (in thousands)
                                                 --------------
 Finished products and service             $35,018              $31,710
 Products in Process                           158                  281
 Raw materials                               8,927                8,128
 Less Allowance                             (9,307)              (8,365)
                                           ----------------------------
    Total                                  $34,796              $31,754

3.   Net Loss per Share

     Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares of common stock outstanding for the six-month period of fiscal 2000 is 2,239,823 as compared to 2,080,275 shares for the same period of fiscal 1999.


4.   Contingencies

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

5.   Acquisition

     On October 9, 1998, the Company acquired substantially all the assets and assumed substantially all the liabilities of the LeFebure Division of De La Rue Cash Systems Inc. ("LeFebure") for approximately $39 million. LeFebure specializes in the manufacture, distribution and service of security equipment for financial institutions. The acquisition of LeFebure has been accounted for by the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $18.3 million which is being amortized over a period of 15 years.

     On August 23, 1999, as part of the Company's acquisition integration plan, management announced the shut down of LeFebure's Mexico, Missouri plant. The cost of this shut down, of approximately $1.8 million, which includes fixed asset write-offs and severance costs, is recorded as an adjustment to the purchase price.

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


7.   Segment Information

     Since the Company's fiscal year 1999 financial statements, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for fiscal year 2000 and 1999 is as follows (000's):

                                                         Electronic       Physical
                                                           Security       Security      Corporate
                                            Service         Systems       Products      and Other       Eliminations      Total
Three Months Ended December 24, 1999
Segment Information
   Customer Revenue                          40,541         24,469         20,789          3,319              16          89,134
   Operating Profit                           2,928          1,087            629            (25)              0           4,619
   Identifiable Assets                       70,521         47,591         40,412         40,424               0         198,948

Three Months Ended December 26, 1998
Segment Information
   Customer Revenue                          34,619         18,022         24,070          2,296            (152)         78,855
   Operating Profit                             636             21            412           (145)              0             924
   Identifiable Assets                       62,150         33,493         44,805         33,874               0         174,322

                                                         Electronic       Physical
                                                           Security       Security      Corporate
                                            Service         Systems       Products      and Other       Eliminations      Total

Six Months Ended December 24, 1999
Segment Information
   Customer Revenue                          77,561         37,850         37,847          4,711             (65)        157,904
   Operating Profit                           4,903          1,577          1,227           (118)              0           7,589
   Identifiable Assets                       70,521         47,591         40,412         40,424               0         198,948

Six Months Ended December 26, 1998
Segment Information
   Customer Revenue                          58,864         34,089         39,376          4,234            (327)        136,236
   Operating Profit                           2,153            340             53           (140)              0           2,406
   Identifiable Assets                       62,150         33,493         44,805         33,874               0         174,322

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


Results of Operations


Three Months Ended December 24, 1999 Compared to the
Three Months Ended December 26, 1998

Sales

     The Company's sales increased during the three months ended December 24, 1999 by 12.9% to $89.1 million from $78.9 million. Service Sales increased by 17.1% to $40.5 million from $34.6 million. These increases are due principally to the acquisition of LeFebure in October 1998.

     Product net sales increased during the three months ended December 24, 1999 by 10.0% to $48.6 million from $44.2 million. Electronic Security product sales increased by 36.1% to $24.5 million from $18.0 million. This increase is attributable to the acquisition of LeFebure. Physical Security product sales decreased by 13.7% to $20.8 million from $24.1 million. This decrease relates to the Company's decreased focus on the physical security sales.

Gross Profit

     Gross profit increased during the three months ended December 24, 1999 by 26.7% percent from $16.1 million to $20.4 million for the same period in the prior year. Gross profit as a percentage of sales increased to 22.9 % from 20.4% for the three months ended December 24, 1999, resulting principally from higher sales volumes and higher margins.

Selling and Administrative Expenses

     Selling and administrative expense increased during the three months ended December 24, 1999 by 4.0% to $15.6 million from $15.0 million for the three months ended December 26, 1998. The increase is due to the need for more administrative and sales support resulting from the LeFebure acquisition and evaluation of the Company's current systems.

Operating Income

     The Company's operating income for the three months ended December 24, 1999 increased by 411% to $4.6 million from $.9 million for the three months ended December 26, 1998. Included in 1999 fiscal operating income were transition costs associated with the acquisition of LeFebure amounting to approximately $4.2 million. Included in the operating income for 2000 are $2.0 million in transition costs.

Debt Expense

     Debt expense increased for the three months ended December 24, 1999 by 14.1% to $7.3 million from $6.4 million. The increase was due to higher interest costs on higher bank debt primarily attributable to the LeFebure acquisition.

Net Loss

     Net loss before preferred stock charges decreased by $2.8 million for the three months ended December 24, 1999 to $2.7 million from $5.5 million for the three months ended December 26, 1998.

Six Months Ended December 24, 1999 Compared to the
Six Months Ended December 26, 1998.

Sales

The Company's sales increased by 15.9% during the six months ended December 24, 1999 to $157.9 million from $136.2 million for the same period in fiscal 1999.

Service sales increased 31.8 % to $77.6 million from $58.9 million. The increase relates to the acquisition of LeFebure.

Product sales increased by 3.8% to $80.3 million for the six months ended December 24, 1999 from $77.4 million for the same period in the prior year. Electronic Security Sales increased by 11.0% in the period. The increase relates to revenues from the Bell Atlantic and Washington Mutual projects. The acquisition of LeFebure also contributed to the increased revenues. Physical Security System sales decreased 4.8% during the first six months of fiscal 2000.

Gross Profit

Gross profit increased during the six months ended December 24, 1999 by 32.4% to $37.6 million from $28.4 million for the six months ended December 26, 1998. Gross profit as a percentage of sales increased to 23.8 % from 20.9 %. Included in gross profit for fiscal 1999 was a one-time charge of $1.6 million associated with the closing of the Company's Wayne, NJ manufacturing facility, primarily severance and fixed asset write-offs. The Company will outsource the manufacturing of certain products produced in Wayne.

Selling and Administrative Expense

Selling and Administrative expenses increased by 23.2% to $29.7 million from $24.1 million for the same six-month period ending December 26, 1998. The increase relates to the acquisition of LeFebure in October 1998.

Operating Income

The Company's operating income for the six months ended December 24, 1999 of $7.6 million is $5.2 million more than the six months ended December 26, 1998. Included in operating income for fiscal 1999 was a one-time charge of $1.6 million associated with the closing of the Company's Wayne, NJ manufacturing facility. The Company will outsource the manufacturing of certain products produced in Wayne.

Included in 1999 fiscal operating income were transition costs associated with the acquisition of LeFebure amounting to approximately $4.2 million. Included in the operating income for 2000 are $2.8 million in transition costs.

Debt Expense

Debt expense for the six months ended December 24, 1999 increased by 20.8% to $14.5 million from $12.0 million for the same period of the prior year. The increase was due to the interest on the additional funds required to purchase LeFebure.

Net Loss

Net loss before preferred stock charges decreased by $2.6 million for the six months ended December 24, 1999 to $7.0 million from $9.6.

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

Liquidity and Capital Resources

     As more fully described in Item I, Note 5, the Company on October 9, 1998 acquired substantially all the assets of the LeFebure division of De La Rue Cash Systems Inc. and De La Rue Systems Americas Corporation. Coincident with the acquisition the Company entered into a Financing Agreement with a group of lenders, led by Fleet National Bank, to finance the acquisition and provide working capital for operations. Under the terms of the Financing Agreement, a Credit facility was established at $85 million. Effective September 25, 1999 this was increased to $90 million. At December 24, 1999, after considering outstanding letters of credit which reduce availability under the credit facility, available borrowing capacity was approximately $5.6 million and was $1.5 million at February 9, 2000. Borrowing under the credit facility bears interest at LIBOR plus 2.625% or at the prime lending rate plus 1.625%.

     The Company is experiencing slow collections of its accounts receivable, which at December 24, 1999 averaged 127 days outstanding based on trailing 12-month sales. The slow collections are contributing to the reduced liquidity noted above. The Company's liquidity requirements were exacerbated by the January 17, 2000 semi-annual bond interest payment of $6.325 million. The Company is taking steps to expedite collection of its accounts receivable by increasing the promptness and accuracy of its billing, and the Company is also trying to relieve pressure on working capital by reducing inventory levels. The Company will also endeavor, among other things, to increase its credit line in order to allow it to satisfy its liquidity requirements. There can be no assurance, however, that these efforts will be successful.

     Cash used by operating activities was $3.5 million for the six months ended December 24, 1999 as compared to $11.5 million for the same period of fiscal 1999 for a favorable change of $8.0 million.

     The Company's capital expenditures were $3.5 million for the first two quarters of fiscal 2000 as compared to $1.4 million in the previous year. Capital expenditures for 2000 have been higher than expected due to higher than anticipated computer system costs.

     The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

     The Company is required to maintain certain financial debt covenants under its Financing Agreement as amended on January 27, 2000. For the fiscal quarter and six months ended December 24, 1999, the Company was in compliance with the financial covenants. The Company was only in compliance after considering the January 2000 amendment.

Year 2000

     The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000, which would result in miscalculations or system failures.

     The Company's major computer systems consist of third-party software. The conclusion of the Company's research is that the latest existing releases of this software contain the necessary changes to correct any significant Year 2000 problems. As a matter of ongoing policy, in order to assure continuing contractual vendor support, the Company promptly installs and implements new releases of third-party software. To date, the Company has implemented third-party releases that it believes are Year 2000 compliant for substantially all of its software. The Company has spent approximately $1.6 million on these releases during 1999, which amounts were planned expenditures irrespective of any Year 2000 issues. The Company has tested and has further plans to test its software for compliance. Costs of addressing potential problems has not and are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company did not experience any difficulties as a result of Year 2000.

     The most likely Year 2000 problems that the Company may still face appear to arise from the possible noncompliance of third parties. Possible difficulties could arise in receiving materials from suppliers or from failures in the operation of the Company's customers. The Company has documented and confirmed (in writing) Y2K compliance of the services and products provided to Mosler by its vendors.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt.

At December 24, 1999, the carrying value of the Company's debt totalled $196 million. Approximately $81 million was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as debt levels), the earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $.8 million. The Company has limited its risk related to interest rate increases by purchasing an interest rate cap.

Part II.  Other Information


Item 1.  Legal Proceedings

                           None

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      List of Exhibits

                  (27) Financial Data Schedule for the six months ended December 24, 1999.

         (b)      Reports on Form 8-K

                  None

                                   MOSLER INC.


                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Mosler Inc.
                                  (Registrant)






Date:  2/18/00                                         /s/ Robert A. Crisafulli
      ---------------------------                      -----------------------
                                                         Robert A. Crisafulli
                                                       Chief Financial Officer