Form 10-Q
period 2000-03-24
MOSLER INC
filed 2000-05-15
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 24, 2000
                              --------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           To
                                 -----------------------    --------------------

             Commission file number             33-67908
                                     -------------------------------------

                                   MOSLER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  31-1172814
                                            ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or organization)

                      8509 BERK BOULEVARD
                           HAMILTON, OHIO                          45015-2213
-----------------------------------------                       ----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
Requirements for the past 90 days. Yes       X                No
                                  ---------------------      -----------------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.10 Par Value              2,238,956 SHARES AS OF MARCH 24, 2000
-----------------------------              -------------------------------------

                                      INDEX

FINANCIAL INFORMATION   (PART I)

                                                                                                                PAGE


ITEM  1.      FINANCIAL STATEMENTS  (UNAUDITED)

              CONSOLIDATED CONDENSED BALANCE SHEETS - MARCH 24, 2000
                 AND JUNE 25, 1999                                                                               3-4

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE MONTHS
                 ENDED MARCH 24, 2000 AND MARCH 27, 1999                                                           5

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - NINE MONTHS-
                 ENDED MARCH 24, 2000 AND MARCH 27, 1999                                                           6

              CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS'
                 DEFICIENCY - NINE MONTHS ENDED MARCH 24, 2000                                                     7

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -NINE MONTHS
                 ENDED MARCH 24, 2000 AND MARCH 27, 1999                                                           8

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                                              9-12

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                     13-18

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                           19

OTHER INFORMATION   (PART II)

ITEM  1.      LEGAL PROCEEDINGS                                                                                   20

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 21

ITEM  6.      EXHIBITS AND REPORTS ON FORM 8-K                                                                    21

              SIGNATURES                                                                                          22

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   MOSLER INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    March 24,           June 25,
                                                      2000                 1999
                                                 =============        ==============
                                                  (Unaudited)     (Derived from Audited
                                                                  Financial Statements)
Assets
------
Current assets:

     Cash and cash equivalents                      $    726            $    363
     Accounts receivable, net                        107,754              99,629
     Equity securities available
     for sale (amortized cost of $101)                 9,382               3,117

     Inventories                                      34,872              31,754
     Other current assets                              3,032               2,088
                                                    --------            --------
Total current assets                                 155,766             136,951

Facilities:
     Land and land improvements                        1,163               1,107
     Buildings                                         7,338               7,142
     Machinery and equipment                          40,980              39,938
     Improvements in progress                          2,874
                                                    --------            --------
     Gross facilities                                 52,355              48,187

     Less accumulated depreciation                    34,132              32,254
                                                    --------            --------
Net facilities                                        18,223              15,933

Other assets:
     Service agreements                                1,128               4,512
     Deferred debt issuance costs                      2,798               3,518
     Goodwill                                         17,884              16,514
     Other                                               254                 644
                                                    --------            --------
     Total other assets                               22,064              25,188

                                                    $196,053            $178,072
                                                    ========            ========

                                                              March 24,             June 25,
                                                                2000                  1999
                                                           ==============        ==============
Liabilities, redeemable stock and common                    (Unaudited)       (Derived from Audited
----------------------------------------                                      Financial Statements)
     Stockholders' deficiency
     ------------------------
Current liabilities:
     Accounts payable                                         $  29,459             $  27,615
     Accrued liabilities:
        Compensation & payroll taxes                              8,548                 8,454
        Product warranty                                          1,236                 1,788
        Accrued workers' compensation                             4,691                 4,534
        Accrued interest                                          3,604                 6,318
        Other                                                    10,500                 7,435
     Unearned revenue                                            26,511                26,732
     Income taxes payable                                         1,169                 1,144
     Long-term debt due within one year                             330                   414
                                                              ---------             ---------
Total current liabilities                                        86,048                84,434

Long-term debt due after one year                               199,830               188,721
Accrued pension and other benefit liabilities                     2,292                   615

Commitments and contingencies
Redeemable stock:

     Series D increasing rate preferred stock                    76,181                66,235
     Series C adjustable rate preferred stock                    52,446                46,241
     Common Stock                                                   495                   463
                                                              ---------             ---------
       Total redeemable stock                                   129,122               112,939


Common stockholders' deficiency:
     Common stock                                                   254                   254
     Accumulated deficit                                       (225,193)             (205,953)
     Redemption value of common stock held by ESOP                 (495)                 (463)
     Accumulated other comprehensive income                       8,294                 1,621
     Common stock held in treasury                               (4,099)               (4,096)
                                                              ---------             ---------
Total common stockholders' deficiency                          (221,239)             (208,637)
                                                              ---------             ---------

                                                              $ 196,053             $ 178,072
                                                              =========             =========


See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                      Three months ended
                                                               ================================
                                                                March 24,            March 27,
                                                                  2000                 1999
                                                               ===========         ============
Net sales:
     Service                                                    $ 38,005             $ 36,126
     Product                                                      40,165               39,715
                                                                --------             --------
                                                                  78,170               75,841
Cost of sales:
     Service                                                      28,190               25,253
     Product                                                      30,660               33,126
                                                                --------             --------
                                                                  58,850               58,379
                                                                --------             --------
Gross profit                                                      19,320               17,462

Selling and administrative expense                                13,978               14,594
Other expense                                                        201                  237
                                                                --------             --------
                                                                  14,179               14,831
                                                                --------             --------
Operating income                                                   5,141                2,631

Debt expense:

     Interest expense                                              8,005                6,722
     Amortization of debt expense                                    225                  269
     Interest income                                                  (4)                 (12)
                                                                --------             --------
                                                                   8,226                6,979

                                                                --------             --------
Loss before income taxes and preferred stock charges              (3,085)              (4,348)

Provision for income taxes                                            21                   25
                                                                --------             --------
Loss before preferred stock charges                               (3,106)              (4,373)

Preferred dividends                                               (3,076)              (2,456)
Amortization of preferred stock discount                             (65)                (121)
                                                                --------             --------
Net loss applicable to common stockholders                        (6,247)            ($ 6,950)
                                                                ========             ========

Basic and diluted net loss per common
share                                                           $  (2.79)            ($  3.34)
                                                                ========             ========

See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                      Nine months ended
                                                             ====================================
                                                                March 24,             March 27,
                                                                  2000                  1999
                                                             ===============       ==============
Net sales:
     Service                                                    $ 115,566             $  94,990
     Product                                                      120,508               117,087
                                                                ---------             ---------
                                                                  236,074               212,077
Cost of sales:
     Service                                                       82,764                69,924
     Product                                                       96,345                96,289
     Plant Closing                                                                        1,589
                                                                ---------             ---------
                                                                  179,109               167,802
                                                                ---------             ---------
Gross profit                                                       56,965                44,275

Selling and administrative expense                                 43,687                38,688
Other expense                                                         548                   552
                                                                ---------             ---------
                                                                   44,235                39,240
                                                                ---------             ---------
Operating income                                                   12,730                 5,035

Debt expense:

     Interest expense                                              22,091                18,179
     Amortization of debt expense                                     720                   795
     Interest income                                                  (73)                  (27)
                                                                ---------             ---------
                                                                   22,738                18,947

                                                                ---------             ---------
Loss before income taxes and preferred stock charges              (10,008)              (13,912)

Provision for income taxes                                             69                    47
                                                                ---------             ---------
Loss before preferred stock charges                               (10,077)              (13,959)

Preferred dividends                                                (8,977)               (7,424)
Amortization of preferred stock discount                             (186)                 (342)
                                                                ---------             ---------
Net loss applicable to common stockholders                        (19,240)            ($ 21,725)
                                                                =========             =========

Basic and diluted net loss per common
share                                                           ($   8.69)            ($  10.45)
                                                                =========             =========

See accompanying notes to financial statements.

                                   MOSLER INC.
       CONSOLIDATED CONDENSED STATEMENT OF COMMON STOCKHOLDERS' DEFICIENCY
                        NINE MONTHS ENDED MARCH 24, 2000
                                   (Unaudited)
                            (In thousands of dollars)

                                                                    Redemption
                                               Common                 Value of                   Accumulated
                                                Stock                   Common                         Other
                                             $.10 Par  Accumulated  Stock held  Comprehensive  Comprehensive  Treasury
                                                Value      Deficit     By ESOP  Income (Loss)         Income     Stock       Total
                                             ---------------------------------------------------------------------------------------

Balance at June 25, 1999                         $254   ($205,953)      ($463)                        $1,621   ($4,096)   ($208,637)
     Net loss before preferred stock charges              (10,077)                   ($10,077)                              (10,077)
     Foreign currency translation adjustment                                              408            408                    408
     Change in unrealized gain (loss) on
     available for sale securities                                                      6,265             6,265                6265
                                                                                       ------
     Comprehensive income (loss)                                                       $3,404
                                                                                       ======
     Net increase in redemption value of
     common stock                                                        ($32)                                                 (32)
     Amortization of Series D preferred stock
     discount                                                (186)                                                            (186)
     Dividends on Series D preferred stock                 (2,764)                                                          (2,764)
     Dividends on Series C preferred stock                 (6,213)                                                          (6,213)
     Common stock held in treasury                                                                                  (3)         (3)

                                             ---------------------------------------------------------------------------------------
Balance at March 24, 2000                        $254   ($225,193)      ($495)                        $8,294   ($4,099)  ($221,239)
                                             =======================================================================================


See accompanying notes to financial statements.

                                   MOSLER INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Nine months ended
                                                             ====================================
                                                               March, 24             March 27,
                                                                  2000                 1999
                                                             ==============       ===============
Net loss                                                        $(10,077)            $(13,959)
Adjustments to reconcile loss to net cash
Used by operating activities:
     Depreciation                                                  2,910                1,871
     Amortization                                                  5,354                5,216
     Loss on disposal of facilities                                   18                 (479)
     Interest paid in shares of preferred stock                    7,289                5,231
     Provision for doubtful accounts                                                        4
     (Increase) in:
        Accounts receivable                                       (8,125)             (14,095)
        Inventories                                               (3,118)              (2,510)
        Other current assets                                        (944)              (1,952)
     Increase (decrease) in:
        Accounts payable                                           1,843                2,684
        Accrued liabilities                                           50               (1,480)
        Unearned revenue                                            (221)               3,230
        Income taxes payable                                          25                   12
                                                                --------             --------
     Net cash used by operating activities                        (4,996)             (15,748)

Cash flows from investing activities:

     Purchase of net assets and business of LeFebure                                  (34,000)
     Capital expenditures                                         (5,840)              (2,656)
     Decrease (increase) in other assets                          (1,011)                 (97)
                                                                --------             --------
          Net cash used by investing activities                   (6,851)             (36,753)

Cash flows from financing activities:

     Purchase of preferred stock                                     296               (2,163)
     Net proceeds from revolving line of credit                   11,110               56,309
     Deferred debt issuance costs                                    396
     Principal payment on long-term debt                                               (1,624)
                                                                --------             --------
          Net cash provided by financing activities               11,802               52,522
Effect of exchange rate changes on cash                              408                 (130)
                                                                --------             --------
Net increase in cash and cash equivalents                            363                 (109)

Cash and cash equivalents at beginning of period                     363                  537
                                                                --------             --------
Cash and cash equivalents at end of period                      $    726             $    428
                                                                ========             ========

See accompanying notes to financial statements.

                              FINANCIAL INFORMATION

Item 1.   Notes to Consolidated Condensed Financial Statements
          ----------------------------------------------------

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 24, 2000, and the results of operations for the three and nine months ended March 24, 2000 and March 27, 1999 and the cash flows for the nine months ended March 24, 2000 and March 27, 1999. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of June 25, 1999 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three and nine months ended March 24, 2000 and March 27, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 25, 1999, included in the Registrant's Annual Report on Form 10-K. Certain prior year's data has been reclassified to conform to current presentation.

2.   Inventories
     -----------

     The Company's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     The components of inventories are as follows:

                                                                    March 24,         June  25,
                                                                      2000               1999
                                                                      ----               ----
                                                                           (in thousands)
                                                                           --------------
       Finished products and service                                 $34,991            31,710
       Products in Process                                               719               281
       Raw materials                                                   9,433             8,128
       Less Allowance                                                (10,271)           (8,365)
                                                                    --------------------------
          Total                                                      $34,872           $31,754

3.   Net Loss per Share
     ------------------

     Net loss per share is computed based on the weighted average number of common shares outstanding for the period after deducting preferred dividend requirements including amortization of preferred stock discount. The average number of shares of common stock outstanding for the nine-month period of fiscal 2000 is 2,211,681 as compared to 2,077,780 shares for the same period of fiscal 1999.

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

     In September 1999, the Company agreed to settle these issues with the IRS. Under the terms of the settlement, the Company will pay additional taxes of approximately $576,000 along with related interest of approximately $575,000. These amounts were accrued as of June 25, 1999. The Company will also, for tax purposes, reduce the allocated value of it's intangibles to $45 million and increase the amortization period to 17 years.

     Various lawsuits and claims arising during the normal course of business are pending against the Company. In the opinion of management, the ultimate liability resulting from these matters will have no significant effect on the Company's consolidated financial position, results of operations or cash flows.

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

7.   Segment Information
     -------------------

     Since the Company's fiscal year 1999 financial statements, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for fiscal year 2000 and 1999 is as follows (000's):

                                                 Electronic     Physical
                                                   Security     Security     Corporate
                                        Service     Systems     Products     and Other     Eliminations    Total
Three Months Ended March 24, 2000
Segment Information
   Customer Revenue                     38,005       18,743       18,925        2,497             0        78,170
   Operating Profit                      2,743        1,299        1,139          (40)            0         5,141
   Identifiable Assets                  60,021       47,505       42,279       46,248             0       196,053

Three Months Ended March 27, 1999
Segment Information
   Customer Revenue                     36,126       21,359       16,637        1,820          (101)       75,841
   Operating Profit                      1,769          534          484         (156)            0         2,631
   Identifiable Assets                  64,485       40,982       42,358       27,085             0       174,910



                                                 Electronic     Physical
                                                   Security     Security     Corporate
                                        Service     Systems     Products     and Other     Eliminations    Total
Nine Months Ended March 24, 2000
Segment Information
   Customer Revenue                    115,566       56,593       56,772        7,208           (65)      236,074
   Operating Profit                      7,646        2,876        2,366         (158)            0        12,730
   Identifiable Assets                  60,021       47,505       42,279       46,248             0       196,053

Nine Months Ended March 27, 1999
Segment Information
  Customer Revenue                      94,990       55,448       56,013        6,054          (428)      212,077
   Operating Profit                      3,922          873          537         (297)            0         5,035
   Identifiable Assets                  64,485       40,982       42,358       27,085             0       174,910

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

Results of Operations
---------------------

Three Months Ended March 24, 2000 Compared to the
-------------------------------------------------
Three Months Ended March 27, 1999
---------------------------------

Sales
-----

     The Company's sales increased during the three months ended March 24, 2000 by 3.2% to $78.2 million from $75.8 million. Service Sales increased by 5.3% to $38.0 million from $36.1 million.

     Product net sales increased during the three months ended March 24, 2000 by 1.3% to $40.2 million from $39.7 million. Electronic Security product sales increased by 12.1% to $18.8 million from $21.4 million. Physical Security product sales decreased by 13.9% to $18.9 million from $16.6 million. This decrease relates to a reduction in new bank branch openings and capital budgets being blocked during the last two months of calendar year 1999 due to Y2K concerns.

Gross Profit
------------

     Gross profit increased during the three months ended March 24, 2000 by 10.2% percent from $17.5 million to $19.3 million for the same period in the prior year. Gross profit as a percentage of sales increased to 24.7% from 23.0% for the three months ended March 24, 2000, resulting principally from higher sales volumes and improved efficiency in Service.

Selling and Administrative Expenses
-----------------------------------

     Selling and administrative expense decreased during the three months ended March 24, 2000 by 4.1% to $14.2 million from $14.8 million for the three months ended March 27, 1999. The decrease is due primarily to a reduction in selling costs.

Operating Income
----------------

     The Company's operating income for the three months ended March 24, 2000 increased by 96.2% to $5.1 million from $2.6 million for the three months ended March 27, 1999. Included in 1999 fiscal operating income were transition costs associated with the acquisition of LeFebure amounting to approximately $6.0 million. Included in the operating income for 2000 are $2.0 million in transition costs.

Debt Expense
------------

     Debt expense increased for the three months ended March 24, 2000 by 18.8% to $8.2 million from $6.9 million. The increase was due to higher interest costs on higher bank debt primarily attributable to increased working capital requirements of the Company.

Net Loss
--------

     Net loss before preferred stock charges decreased by $1.3 million for the three months ended March 24, 2000 to $3.1 million from $4.4 million for the three months ended March 27, 1999.

Nine Months Ended March 24, 2000 Compared to the
------------------------------------------------
Nine Months Ended March 27, 1999.
---------------------------------

Sales
-----

The Company's sales increased by 11.3% during the nine months ended March 24, 2000 to $236.1 million from $212.1 million for the same period in fiscal 1999.

Service sales increased 21.7% to $115.6 million from $95.0 million. The increase relates primarily to additional service sales to the financial sector.

Product sales increased by 3% to $120.6 million for the nine months ended March 24, 2000 from $117.1 million for the same period in the prior year. Electronic Security Sales increased by 2.1% in the period. The increase relates to revenues from the Bell Atlantic and various projects in the electronic security market. Physical Security System sales increased 1.4% during the first nine months of fiscal 2000.

Gross Profit
------------

Gross profit increased during the nine months ended March 24, 2000 by 28.7% to $57.0 million from $44.3 million for the nine months ended March 27, 1999. Gross profit as a percentage of sales increased to 24.1% from 20.9%. Included in gross profit for fiscal 1999 was a one-time charge of $1.6 million associated with the closing of the Company's Wayne, NJ manufacturing facility, primarily severance and fixed asset write-offs. The Company will outsource the manufacturing of certain products produced in Wayne.

Selling and Administrative Expense
----------------------------------

Selling and Administrative expenses increased by 12.9% to $43.7 million from $38.7 million for the same nine-month period ending March 27, 1999. The increase relates primarily to transition costs related to the acquisition of LeFebure in October 1998.

Operating Income
----------------

The Company's operating income for the nine months ended March 24, 2000 of $12.7 million is $7.7 million more than the nine months ended March 27, 1999. Included in operating income for fiscal 1999 was a one-time charge of $1.6 million (see above) and approximately $6.0 million in transition costs associated with the acquisition of LeFebure. Included in the operating income for fiscal year 2000 are $2.8 million in transition costs.


Debt Expense
------------

Debt expense for the nine months ended March 24, 2000 increased by 20.1% to $22.7 million from $18.9 million for the same period of the prior year. The increase was due to higher interest costs on higher bank debt primarily attributable to increased working capital requirements of the Company.

Net Loss
--------

Net loss before preferred stock charges decreased by $3.9 million for the nine months ended March 24, 2000 to $10.1 million from $14.0 million.

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

Liquidity and Capital Resources
-------------------------------

     As more fully described in Item I, Note 5, the Company on October 9, 1998 acquired substantially all the assets of the LeFebure division of De La Rue Cash Systems Inc. and De La Rue Systems Americas Corporation. Coincident with the acquisition the Company entered into a Financing Agreement with a group of lenders, led by Fleet National Bank, to finance the acquisition and provide working capital for operations. Under the terms of the Financing Agreement, a Credit facility was established at $85 million. Effective September 25, 1999 this was increased to $90 million. At March 24, 2000, after considering outstanding letters of credit which reduce availability under the credit facility, available borrowing capacity was approximately $1.9 million and was $1.5 million at April 28, 2000. Borrowing under the credit facility bears interest at LIBOR plus 2.625% or at the prime lending rate plus 1.625%.

     The Company is experiencing slow collections of its accounts receivable, which at March 24, 2000 averaged 118 days outstanding based on trailing 12-month sales. The slow collections are contributing to the reduced liquidity noted above. The Company is taking steps to expedite collection of its accounts receivable by increasing the promptness and accuracy of its billing, and the Company is also trying to relieve pressure on working capital by reducing inventory levels. The Company will also endeavor, among other things, to increase its credit line in order to allow it to satisfy its liquidity requirements. There can be no assurance, however, that these efforts will be successful.

     Cash used by operating activities was $5 million for the nine months ended March 24, 2000 as compared to $15.7 million for the same period of fiscal 1999 for a favorable change of $10.7 million.

     The Company's capital expenditures were $5.8 million for the first three quarters of fiscal 2000 as compared to $2.7 million in the previous year. Capital expenditures for 2000 have been higher than expected due to higher than anticipated computer system costs.

     The Company currently makes cash contributions to the ESOP only to the extent necessary to fund the cash needs of the ESOP for payments to retired, terminated and deceased participants and for administrative expenses.

     The Company is required to maintain certain financial debt covenants under its Financing Agreement as amended on January 27, 2000. For the fiscal quarter and nine months ended March 24, 2000, the Company was in compliance with the financial covenants. The Company was only in compliance after considering the January 2000 amendment.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------


The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt.

At March 24, 2000, the carrying value of the Company's debt totaled $200 million. Approximately $85 million was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as debt levels), the earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $850,000. The Company has limited its risk related to interest rate increases by purchasing an interest rate swap agreement.

Part II.  Other Information

Item 1.  Legal Proceedings
         -----------------

                           None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      List of Exhibits

                  (27) Financial Data Schedule for the nine months ended March 24, 2000.

         (b)      Reports on Form 8-K

                  None

                                   MOSLER INC.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Mosler Inc.
                                  (Registrant)

Date:  5/15/00                                     /s/ Robert A. Crisafulli
     --------------------                          -----------------------------
                                                       Robert A. Crisafulli
                                                   Chief Financial Officer