Form 10-Q/A
period 2000-03-24
MOSLER INC
filed 2000-05-16
CIK 792851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-Q/A
                               Amendment No. 1

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

     Product net sales increased during the three months ended March 24, 2000 by 1.3% to $40.2 million from $39.7 million. Electronic Security product sales decreased by 12.1% to $18.8 million from $21.4 million. Physical Security product sales increased by 13.9% to $18.9 million from $16.6 million. This decrease relates to a reduction in new bank branch openings and capital budgets being blocked during the last two months of calendar year 1999 due to Y2K concerns.

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

Operating Income
----------------

     The Company's operating income for the three months ended March 24, 2000 increased by 96.2% to $5.1 million from $2.6 million for the three months ended March 27, 1999. Included in 1999 fiscal operating income were transition costs associated with the acquisition of LeFebure amounting to approximately $6.0 million. Included in the operating income for 2000 are $.6 million in transition costs.

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

acquisition of LeFebure. Included in the operating income for fiscal year 2000 are $3.3 million in transition costs.


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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      List of Exhibits

                  (27) Financial Data Schedule for the nine months ended March 24, 2000. (Exhibit 27 previously filed with 10-Q filed on 5/15.)

         (b)      Reports on Form 8-K

                  None

                                   MOSLER INC.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Mosler Inc.
                                  (Registrant)

Date:  5/16/00                                     /s/ Robert A. Crisafulli
     --------------------                          -----------------------------
                                                       Robert A. Crisafulli
                                                   Chief Financial Officer